Form 10-K
period 1993-12-31
CALMAT CO
filed 1994-03-24
CIK 23533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                         COMMISSION FILE NUMBER 0-1162

                                   CALMAT CO.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                            95-0645790
        (State or other jurisdiction of                                (IRS Employer
         incorporation or organization)                            Identification Number)

3200 SAN FERNANDO ROAD, LOS ANGELES, CALIFORNIA                            90065
    (Address of Principal Executive Offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (213) 258-2777
          Securities registered pursuant to Section 12(b) of the Act:


          TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                          ------------------------------------------
      COMMON STOCK, $1 PAR VALUE                              NEW YORK STOCK EXCHANGE
                                                              PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                NONE REGISTERED
                                (Title of Class)

      Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES [X]   NO [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

 $428,444,573 (COMPUTED ON THE BASIS OF $23.625 PER SHARE), WHICH WAS THE LAST
        SALE PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 25, 1994.

 Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date.

   23,136,077 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF FEBRUARY 25, 1994.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

      CALMAT CO.'S DEFINITIVE PROXY STATEMENT, DATED MARCH 17, 1994 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

================================================================================

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                                                    PAGE
- ------                                                                                                    ----
                                             PART I

Item 1.   Business                                                                                         1
Item 2.   Properties    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . .      8

                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters   . . . . . . . . . .     10
Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   . .     12
Item 8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . .     16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . .     37

                                             PART III

Item 10.  Directors and Executive Officers of Registrant  . . . . . . . . . . . . . . . . . . . . . .     37
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37
Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . .     37
Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .     37

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . .     37
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44

                                     PART I

ITEM 1. BUSINESS

   GENERAL DEVELOPMENT OF BUSINESS

          CalMat Co. (the "Company" or "Registrant") has its corporate headquarters in Los Angeles, California and has operations throughout the state of California, and in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. The Company was formed in 1984 by the business combination of California Portland Cement Company ("CPC") and Conrock Co. ("Conrock"). Following its formation, the Company operated CPC as its Cement Division. CalMat subsequently disposed of the Cement Division in an exchange transaction with Onoda California, Inc. in 1990. Two of its business segments involve the manufacture, production, distribution and sale of construction materials: hot-mix asphalt, and aggregates (crushed stone, sand and gravel) and ready mixed concrete. The business segments which supply materials to the construction industry experience fluctuations with general levels of activity in the industry and with weather-related construction delays, which normally occur during the first and fourth quarters each year. A third business segment is engaged in the ownership, leasing and management of industrial and office buildings, the ownership and leasing of undeveloped real property and sales of real property.

   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          Information about the Company's business segments for the years ended December 31, 1993, 1992 and 1991 is incorporated in Note 13 of the "Notes to Consolidated Financial Statements," located on pages 30 and 31 of this Annual Report on Form 10-K.

   NARRATIVE DESCRIPTION OF BUSINESS

CONCRETE AND AGGREGATES DIVISION

          The Concrete and Aggregates Division produces and sells construction aggregates (sand and gravel and crushed rock) and supplies ready mixed concrete for use in most types of construction including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways, bridges, dams and rail-based transit systems. Projects to which the Company is currently supplying aggregates include a remote aircraft parking facility at the Los Angeles International Airport, airport runway reconstruction at the John Wayne International Airport in Orange County, California, State Farm Insurance's Regional Office in Bakersfield, California, a major Intel Corporation complex in Albuquerque, New Mexico and several projects related to the expansion of the Sky Harbor International Airport in Phoenix, Arizona.

     The Division operates aggregates processing plants at 34 locations primarily in Los Angeles, San Francisco, San Diego and Orange County, California, in Phoenix and Tucson, Arizona, and in Albuquerque, New Mexico. Plants at three of these locations have been temporarily idled but are expected to return to operation when demand increases. The Division operates 16 plants in southern California, and the Company believes it is the largest supplier of construction aggregates to the greater Los Angeles area. During 1993 the Company sold 25.4 million tons of aggregates, representing less than half of the Company's annual maximum production capacity.

     As of December 31, 1993, the Company had approximately 1.8 billion tons of estimated aggregates reserves, located near the major urban centers of the markets it serves. The Company owns (or has long-term leases for) all of the properties on which its reserves are located, and in all cases the Company obtains permits from various governmental authorities prior to the commencement of its mining activities. Approximately 70% of the Company's total reserves are either fully permitted or in the process of being permitted. As is typical of major aggregates producers with a number of production facilities, the currently permitted reserves at the Company's quarries, expressed in terms of years of production at historical rates, varies widely, in the Company's case from approximately two to three years at several older facilities to in excess of 20 years at many others. The Company has permitting or alternative production plans to deal with all of its sites where reserves could be depleted in less than 10 years, and believes that its current reserves position provides it with a significant long-term competitive advantage.

     To further assure sufficient reserves and adequate facilities to meet future demand, CalMat continues to add new aggregates reserves. In March 1994 the Company added to its strategic aggregates base by acquiring the mining rights to approximately 17 million tons of permitted rock and sand located at Irvine Lake in Orange County, California where commercial aggregates production is expected to commence in 1994. In addition, the Company permitted more than 50 million tons of sand and gravel near San Bernardino, California in 1993 which should allow the Company to meet its needs in that region for several decades.

     In December 1992, the Company acquired substantially all of the assets of The Jamieson Company, a privately-held aggregates producer located in Pleasanton, California. This acquisition, which includes approximately 100 million tons of permitted reserves, enabled the Company to expand its aggregates business into the growing San Francisco Bay area and complemented the Company's existing asphalt operations in that market.

     The Division also operates 28 ready mixed concrete batch plants, generally at locations adjacent to the Division's aggregates processing plants (with the exception of the Los Angeles and San Francisco areas, where the Company does not produce ready mixed concrete). Ready mixed concrete consists by volume of approximately 80% aggregates and 20% cement, water and other. The Company's fleet of approximately 375 mixer trucks delivers ready mixed concrete to the customer's job site. The Company has vertically integrated into the ready mixed concrete business primarily in those geographic areas where it has been necessary from a competitive standpoint to provide an outlet for the Company's aggregates production.

     The Division has numerous competitors in each of its markets, but generally has fewer competitors in the aggregates market than in the ready mixed concrete market. A majority of the ready mixed concrete business is obtained by competitive bid. In addition to competitive pricing, the Division's other methods of meeting competition include providing higher levels of service and higher quality products to its customers. Most of the Company's aggregates are delivered to customers by third-party truckers. The Division consumes a portion of its aggregates production in the manufacturing of ready mixed concrete, and supplies a portion of its production to the Asphalt Division for use in the production of hot mix asphalt. Other sources of raw materials, such as cement used in ready mixed concrete, are readily available.

     The Division has labor agreements with various unions at most of the locations at which it operates. During 1993, new contracts were negotiated with all union employees at the Company's Bakersfield and Fresno locations which expire in 1996.

ASPHALT DIVISION

     CalMat's Asphalt Division is the third largest supplier of hot mix asphalt to the construction industry nationwide and believes it is the largest such supplier in California. The Company produces and supplies asphalt and related specialty products. Unlike some asphalt producers, the Company does not undertake paving work, and thus does not compete with its customers, which are principally contractors engaged in the paving business.

        The Division's primary source of revenue is from sales of hot mix asphalt. Hot mix asphalt consists by volume of approximately 95% aggregates and 5% liquid asphalt (a petroleum refining by-product). The Division currently operates asphalt plants in 36 locations primarily in metropolitan Los Angeles, San Diego and Orange County and the San Francisco Bay and San Joaquin Valley areas of California, as well as Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. Of the 36 locations, 21 are sites which also have aggregates-processing plants operated by the Concrete and Aggregates Division. This proximity provides the Company with a competitive advantage in those markets due to the availability of aggregates and transportation cost savings. At all other asphalt plants, more than one source of aggregates is available, and at all asphalt plants, more than one source of liquid asphalt is available.

          In addition, the Division operates nine asphalt recycling systems at its major plants which recover aggregates and oil from asphalt that has been salvaged from roads and other surfaces. Used in the production of new asphalt paving, the recovered aggregates and oil offer substantial cost savings, strengthen the Company's ability to secure public projects, and provide a high return on investment. Three additional recycling systems are planned for 1994.

          The Division manufactures related specialty products including GUARDTOP(R), a coating material used for sealing asphalt paving to prevent water damage and surface erosion, and under a license agreement the Division is the exclusive distributor in metropolitan Los Angeles of a polypropylene reinforcing fabric used in the resurfacing of pavement. The Division also maintains a fleet of paving machines and specialty paving equipment which it rents, along with qualified operators, to contractors. The Division has more than one competitor in each of its markets and has several competitors in most of its markets. The Division competes for business through price, quality and service to customers.

     The Division has labor agreements with the Operating Engineers and Laborers Unions which expire during 1994 for its Fresno and Sacramento locations and during 1995 for its southern California locations.

     In 1987 the Company entered into a ten-year consent decree with the Justice Department limiting its ability to acquire additional asphalt operations in Los Angeles, San Diego and other specified areas of southern California.

PROPERTIES DIVISION

          The Properties Division manages the Company's extensive holdings of over 34,000 owned and leased acres and is responsible for land acquisitions, permitting, reclamation, sales and leasing activities. Due to economies of scale and the Company's experience and expertise in the permitting process, the Company believes it has a significant advantage over most of its smaller competitors in obtaining permits for its mining and other operations. CalMat maintains substantial property holdings near the major urban centers of the markets it serves and leases land containing aggregates reserves prior to commencement of mining activities. During 1993, approximately 120 leases covering more than 1,200 acres were in effect. These leaseholds were used for farming, storage locations and other uses.

          CalMat's land management cycle includes acquiring property, developing a master plan, obtaining land use entitlements, extracting aggregates, and then reclaiming the mined property and preparing it for development. The Company has generally been able to recycle previously mined properties due in part to the efforts of its land management professionals. CalMat reclaims land for a wide variety of uses such as agriculture, native habitat restoration, water conservation and commercial, residential and industrial development. Reclaimed property may be subdivided into lots and sold to developers after obtaining the necessary zoning and permits.

          As part of the Company's restructuring in 1988, the Company decided to discontinue its business of developing industrial and office buildings. Since that time, the Company has sold 30 industrial buildings (totalling approximately 1.5 million square feet). As market conditions permit, the Company intends to dispose of its remaining commercial and industrial developments except for certain industrial buildings which serve to buffer the Company's mining and production operations. The Company currently owns approximately 1.1 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates mining sites and buffer the adjacent mining and processing operations. The Company currently operates 4 landfills and expects to develop 3 additional landfill sites in 1994 and 1995. All of the Company's existing and planned landfills are designed and have permits to accept only nonhazardous construction rubble.

          During 1993, the Division negotiated a new three-year labor agreement with the Operating Engineers Union at its Los Angeles landfill facility.

REGULATIONS AND EMPLOYEES

        A substantial amount of time and resources is expended by CalMat to comply with local, state and federal regulations for land use, health and safety, air pollution and other environmental matters. This is essential, because changes in the enforcement of existing regulations or the addition of new laws and regulations may require the Company to modify, supplement or replace equipment or facilities.

        During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by some government agencies. The Company makes every attempt to minimize the generation of such waste material and recycles most of it. A small amount of remaining wastes are disposed of in fully permitted off-site landfills.

        Because of the nature of the Company's business, both the Occupational Safety and Health Administration (OSHA) and the Mine Safety and Health Administration (MSHA) have jurisdiction over its safety standards and controls. Considerable effort is expended to train, inspect, report and enforce according to OSHA and MSHA requirements.

        The Company continued to be successful in obtaining zoning approvals and other required permits from local governing bodies allowing the mining of aggregates and the conducting of the Company's other businesses. The state, county and city governing bodies within California, Arizona and New Mexico continue to adopt new laws and regulations relating to land use. These actions may, in some instances, reduce or restrict some uses of the Company's properties.

        CalMat had 1,574 full-time employees as of December 31, 1993. Of these, 451 were salaried and 1,123 were hourly.

        The Company is party to 29 collective bargaining agreements covering 884 employees; 16 of these agreements covering an aggregate of 593 employees are due for renegotiation during 1994. Although no assurance can be given as to the outcome of these negotiations, the Company believes it has good labor relations and is not presently anticipating any material work stoppages.

   OTHER

        In 1990, Onoda California, Inc., ("Onoda") and the Company consummated a transaction whereby the Company distributed to Onoda all of its shares of stock in California Portland Cement Company ("CPC") in exchange for certain shares of stock of the Company that were then held by Onoda. In addition, prior to 1990, certain other related transactions were accomplished, including the Company's contribution of certain assets to CPC and CPC's distribution of all of its shares of stock in one of its subsidiaries to the Company (along with the Company's distribution of the CPC stock to Onoda, the "Onoda Transactions"). The Onoda Transactions were reported as tax-free transactions for federal income tax purposes. Based on an analysis of the tax law in effect at the time of the Onoda Transactions, the Company believes that this treatment of the Onoda Transactions is correct, and has not established financial statement reserves for this matter. The Internal Revenue Services (the "IRS"), however, has yet to examine the Onoda Transactions. As a result, there can be no assurance that the IRS will not challenge the Company's position regarding the proper tax treatment of the Onoda Transactions. If the IRS were ultimately successful in denying the Company's treatment of the Onoda Transactions, the resulting tax liability would have a material adverse effect on the Company's financial position.

          As is the case with other companies in the same industries, the Company's products contain varying amounts of crystalline silica, a common mineral that is a component of most sands. Excessive, prolonged inhalation of very small particles (principally those less than 10 microns in size) of crystalline silica has been associated with non-malignant lung disease. In 1987, the carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the National Toxicology Program. The International Agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." At present, the State of California does not require warning notices concerning the carcinogenicity, if any, of crystalline silica pursuant to California Proposition 65, but this policy is subject to change in the future. In addition, future research results could tend to implicate crystalline silica as a carcinogen or could fail to show any association between crystalline silica and cancer. The Company is not a party to any litigation regarding crystalline silica.

ITEM 2. PROPERTIES

   PLANT FACILITIES

          See "Item 1. Business" on page 1 of this Annual Report on Form 10-K for additional information relating to these properties.

          The Company makes a practice of leasing idle land which has been obtained for its aggregates reserves during periods when the land is not used for operations. During 1993, approximately 120 leases covering more than 1,200 acres were in effect. These leaseholds were used for farming, storage locations and other uses. Additionally, the Company owns approximately
1.1 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates operations and buffer the adjacent mining and processing operations. A total of 34,011 acres are owned or leased by the Company.

          See Schedule V, "CalMat Co. Property, Plant, and Equipment," on page 32 for additional information relating to these properties.

ITEM 3. LEGAL PROCEEDINGS

          The Company and its subsidiaries are involved in various lawsuits and claims which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on the operations or financial position of the Company.

          During 1990, the lawsuits which had been pending against the Company and its directors in connection with actions taken by the Company which involved Brierley Investments Limited and Onoda U.S.A., Inc. ("Onoda USA") were settled and dismissed, with the court permitting stockholders not wishing to participate in the settlement to "opt out". An appeal challenging the settlement was also dismissed and the time for filing further appeals has lapsed. In November, 1990, a lawsuit was filed against the Company and its directors in Delaware Chancery Court by a stockholder who had opted out of the settlement, purporting to represent a class of similarly situated stockholders and alleging misrepresentations and breach of fiduciary duty in connection with the matters which were the subject of the original lawsuits. No specific damages were stated. During 1991, the Company filed a motion to stay discovery, which was granted by the Court, and a motion to dismiss the complaint, which was denied in April 1992. The Company filed a further motion to dismiss the complaint and a motion for summary judgment. As a result of rulings of the Court made in October 1993, the stay of discovery has been vacated and the action will proceed as an individual action against the Company only, and only on the claim of misrepresentation. While the ultimate outcome of this lawsuit cannot be predicted with certainty at this time, management does not expect that this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

          During the third quarter of 1992, the Company received a letter from CPC, Onoda and Onoda USA, purporting to assert a claim for indemnification with respect to certain environmental matters, pursuant to certain provisions of the agreement, dated July 19, 1988, under which Onoda acquired the stock of CPC. The Company has notified these companies that it believes that it has no liability with respect to the matters identified in the letter. No dollar amount of damages was specified, but the July 19, 1988 agreement limits any potential liability with respect to such matters to a maximum of $16,000,000.

   Operating Industries, Inc. Landfill Site

          The U.S. Environmental Protection Agency ("EPA"), the State of California and the California Hazardous Substance Account have named the Company and over 200 other parties defendants in a civil action pursuant to certain California statutes and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of the former Operating Industries, Inc. landfill site in Monterey Park, California. The EPA alleges that the Company disposed of hazardous substances representing
0.078 percent of the total volume of waste at the site. The Company believes, however, that the substances attributed to it at the site were not hazardous.

          To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA will select a final remedy for the site based on a "Remedial Investigation/Feasibility Study," which is not expected to be released before early 1994.

          Because, among other things, the EPA has yet to select a final remedy for the site and the Company's share of any liability is undetermined, the ultimate outcome of this action cannot be predicted with certainty. The Company believes, however, that this matter will be resolved without a material adverse effect on its financial position. The Company's belief is based on its position that the wastes attributed to it at the site were not hazardous, its extremely small share of the waste at the site and the large number of other defendants, and its belief that it has recourse to insurance coverage for at least a substantial portion of any resulting liability.

   San Gabriel Valley Superfund Area

          The EPA has named the Company and more than 300 other entities as "potentially responsible parties" ("PRPs") under CERCLA in connection with alleged groundwater contamination at four sites designated as San Gabriel Valley Areas 1 to 4 in Los Angeles County, California (the "Sites"). The EPA has advised the Company and the other PRPs that they may be jointly and severally liable for releases of hazardous substances, not only from properties they owned or operated, but also for area-wide groundwater contamination. The Company's corporate predecessor previously leased property the Company no longer owns to Aerojet Electrosystem's corporate predecessor, which burned solid waste propellant on the property.

          Because no legal proceedings have been initiated by the EPA and the investigation of the Sites is ongoing, the amount that may ultimately be required for investigation and/or remediation with respect to any contamination at the Sites or in the affected areas is presently unknown and is unlikely to be determined for some time. In addition, as a result of uncertainty regarding the source and scope of contamination, the large number of PRPs and the likelihood of varying degrees of responsibility among various classes of PRPs, the Company's potential share of liability, if any, cannot be determined at this time.

San Fernando Valley Superfund Area

          The EPA has named the Company a PRP under CERCLA in connection with ongoing containment and remediation being conducted pursuant to an EPA Record of Decision issued in 1987 for the San Fernando Valley Area 1 Superfund Site, North Hollywood Operable Unit. The EPA advised the Company that, as an alleged past owner of a property formerly operated by another party as a landfill and alleged to be connected with the contamination, the Company may be jointly and severally liable, with at least fifteen (15) other PRP's, including Allied-Signal, Inc., Lockheed Corporation and Waste Management Disposal Services of California, Inc., for $17,213,355 in evaluation and containment costs incurred by the EPA. Because of, among other things, uncertainty regarding the scope and source of the contamination and the likelihood of varying degrees of responsibility among the various PRP's, the Company has not determined what portion, if any, of these costs it may be liable for, should these costs be allocated among the various PRP's. The property in question was sold to a third party in 1988. That party has also been named as a PRP.

          No legal proceedings have been initiated by the EPA at this time. The Company has, at this time, no detailed information concerning actual contributions to the contamination, if any, from the site in question, has not yet had an opportunity to make a determination as to possible defenses or insurance coverage which may be available to it or as to the possibility of recovery from other PRP's or third parties not named by the EPA as PRP's.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected by the Board of Directors annually, and serve at the pleasure of the Board or until their successors are qualified and elected. The following is a list of executive officers of the Company:

          NAME                                           OFFICE
         ------                                         --------
A. FREDERICK GERSTELL             Chairman of the Board, President,
                                  Chief Executive Officer and Chief
                                  Operating Officer

Mr. Gerstell, 56, became Chairman of the Board in January 1991. He served as President and Chief Executive Officer from 1988 through 1990. From 1984 to 1988, he served as President and Chief Operating Officer. Prior to the formation of CalMat by the merger of Conrock and CPC in 1984, he was President and Chief Operating Officer of CPC and employed by CPC from 1975.

DELBERT H. TANNER                 Executive Vice President -
                                  Construction Materials

Mr. Tanner, 42, was elected to his current position in June 1993. From July 1987 to June 1993, he served as Regional Vice President of Apac, Inc., a division of Ashland Oil, and President of its Florida and Georgia divisions. Prior to his service at Apac, he was employed for 14 years by the Tanner Companies, Phoenix, Arizona, a large construction materials producer and contractor, where he served as President and Chief Executive Officer.

SCOTT J WILCOTT                   Executive Vice President, Law and Property

Mr. Wilcott, 56, was elected to his current position in August 1990. He was elected Executive Vice President in 1989. He served as Senior Vice President, Legal Counsel and Secretary from 1984 to 1989. He has been employed by the Company since 1968. Prior to his service at Apac, he was employed for 14 years by the Tanner Companies, Phoenix, Arizona, a large construction materials producer and contractor, where he served as President and Chief Executive Officer.

H. JAMES GALLAGHER                Executive Vice President - Finance,
                                  Chief Financial Officer

Mr. Gallagher, 47, was elected to his current position in August 1993.
Prior to that he served concurrently as Executive Vice President, Chief Financial Officer and Director of Pacific Enterprises Oil Co., and Senior
Vice President, Chief Financial Officer and Director of Pacific Interstate Company. He previously served as Vice President, Controller and Chief Financial Officer of Pacific Interstate Company from 1979 and Manager of Internal Audits of Pacific Enterprises, Inc. from 1975.

PAUL STANFORD                     Senior Vice President - Administration,
                                  General Counsel and Secretary

Mr. Stanford, 51, was elected to his current position in June 1993. From August 1990 until June 1993, he served as Vice President, General Counsel and Secretary. Before joining the Company, from 1981, he was engaged in the practice of business law with the firm of Paul, Hastings, Janofsky & Walker.

EDWARD J. KELLY                   Senior Vice President, Treasurer and Chief
                                  Accounting Officer

Mr. Kelly, 38, was elected to his current position in January 1994.  Since
June 1993, he served as Senior Vice President, Controller, and Chief Accounting Officer. From December 1990 until June 1993, he served as Vice President, Controller. He was employed by Superior Industries International, Inc., a manufacturer of automotive products, as Vice President, Corporate Controller and Secretary from 1985 to 1990.

WALTER Q. LUKKARILA               Vice President, Operations

Mr. Lukkarila, 58, was elected to his current position in June 1993. Prior to that, in February 1991, he served as Vice President - Development, Construction Materials. He served as Vice President, Operations, Conrock Division from 1984 to 1991, and has been employed by the Company since 1980.

CARLOS S. HERNANDEZ               Vice President and General Manager,
                                  Asphalt Division

Mr. Hernandez, 57, was elected to his current position in February 1990. He served as an Area Manager of Industrial Asphalt (now the Asphalt Division) from 1984 to 1989, then as Managing Director of the Asphalt Division from 1989 to 1990. He has been employed by the Company and Industrial Asphalt since 1968.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is traded on the New York, Pacific and Chicago Stock Exchanges under the trading symbol "CZM." The following table sets forth the high and low sales prices of the Common Stock of the Company as reported on the New York Stock Exchange Composite Tape for the periods indicated and the cash dividends declared on the Company's Common Stock during each quarter presented.

                                                                                            Dividends
                 Period                                     High             Low            Declared
          ------------------------------------------------------------------------------------------
          1993
                 First Quarter                              22 5/8           18 1/2         $ .10
                 Second Quarter                             21 3/8           17 1/2           .10
                 Third Quarter                              19               16 1/2           .10
                 Fourth Quarter                             22               16 3/8           .10

          1992
                 First Quarter                              28 5/8           22 3/4         $ .16
                 Second Quarter                             28               24               .16
                 Third Quarter                              24 1/2           19 3/4           .16
                 Fourth Quarter                             25               19 1/2           .16

At February 25, 1994, there were 1,375 holders of record of the Company's Common Stock $1 par value.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             For the years ended December 31,
                                          ---------------------------------------------------------------------------
(Amounts in thousands, except per share data)      1993        1992         1991        1990         1989        1988
- ---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales and operating revenue              $  348,413   $ 347,282    $ 364,943   $ 428,916    $ 462,466   $ 436,751
Gains on sale of real estate                      2,081         453        9,555       1,109       12,825      29,330
Total revenues                                  353,506     350,260      378,329     433,339      479,977     469,528
Gains from disposal of assets held for sale          --       1,786        2,929      20,774       39,217          --
Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle (a)         14,897     (17,506)      31,422      50,564      109,955      73,641

Federal and state income taxes                    6,600      (7,002)      12,568      20,118       41,807      27,179

Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                           8,297     (10,504)      18,854      30,446       68,148      46,462

Income from discontinued operations
   (net of income taxes)                             --          --           --       3,089        9,953       9,924
Gain on disposition of CPC to a related party (b)    --          --           --      47,310           --          --
Cumulative effect of change in accounting
   principle                                        919      (6,000)                      --           --          --
                                                                              --
Net income (loss)                                 9,216     (16,504)      18,854      80,845       78,101      56,386


PER SHARE DATA
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                             .36        (.45)         .81        1.08         2.20        1.50

Income from discontinued operations
   (net of income taxes)                             --          --           --         .11          .32         .32
Gain on disposition of CPC to a related party        --          --           --        1.68           --          --
Cumulative effect of change in accounting
   principle                                        .04        (.26)                      --           --          --
                                                                              --
Net income (loss)                                   .40        (.71)         .81        2.87         2.52        1.82

Weighted average number of shares outstanding
   during year                                   23,117      23,242       23,319      28,128       30,978      31,048
Cash dividends declared                           9,244      14,800       14,866      20,892       17,227      14,733
Regular dividends per share                         .40         .64          .64         .64          .56         .48
Special dividend per share                           --          --           --         .10           --          --

BALANCE SHEET DATA
Total assets                                 $  604,895   $ 597,240    $ 597,600   $ 605,660    $ 867,121   $ 828,395
Working capital                                  39,863      34,003       43,430      36,100       92,346      74,919
Long-term debt                                  109,635     131,129       92,515      93,320      126,671     142,377
Stockholders' equity                            351,046     350,687      383,596     387,189      526,764     481,604
Stockholders' equity per share at year end        15.19       15.19        16.58       16.52        17.43       15.67


(a) 1992 includes $26.1 million of special charges related to the consolidation of certain construction materials operations ($11.1 million) and the write down of the book value of certain developed real estate ($15.0 million). Excluding these charges, income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle would have been $8.6 million.

(b) In 1990, Onoda California, Inc. (Onoda), an indirect, wholly-owned subsidiary of Onoda Cement Co., Ltd. of Japan, acquired from CalMat all of the outstanding stock of California Portland Cement Company (CPC), a wholly-owned subsidiary, in exchange for 5,834,000 shares of CalMat's common stock held by Onoda.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements.

  RESULTS OF OPERATIONS

     The Arizona and New Mexico markets where the Company operated showed definite signs of recovery in 1993. California, however, experienced its fourth straight year of significant decline in residential and non-residential construction activity. Unit sales volumes for the Company's hot-mix asphalt increased in 1993, however, the higher cost of purchased liquid asphalt more than offset the improved sales volumes resulting in lower earnings for the year. The Concrete and Aggregates Division experienced higher prices and lower costs resulting in a significant increase in earnings in 1993. The Properties Division earnings for 1993 were slightly lower than in 1992, largely due to lower income from landfill operations. The Company reported net income of $9.2 million, or $0.40 per share, for the year ended December 31, 1993, which includes an after-tax credit of $0.9 million, or $0.04 per share, resulting from the adoption of the new accounting standard for accounting for income taxes and a provision to income tax expense of $0.7 million, or $0.03 per share, to adjust deferred taxes due primarily to the recent increase in the federal tax rate. Excluding these items, earnings for 1993 would have been $9.0 million, or $0.39 per share. The net loss reported of $16.5 million, or $0.71 per share, for the year ended December 31, 1992, includes after-tax charges totaling $21.8 million, or $0.94 per share. These after-tax charges consisted of $6.0 million, or $0.26 per share, arising from the adoption of the new accounting standard for postretirement benefits other than pensions, $9.0 million, or $0.39 per share, to write down the book value of certain developed real estate and $6.7 million, or $0.29 per share, related to consolidation of certain construction material operations. Excluding these charges, earnings for the year would have been $5.3 million, or $0.23 per share.

  REVENUES AND EARNINGS

CONSOLIDATED

     Total revenues amounted to $353.5 million, $350.3 million and $378.3 million in 1993, 1992 and 1991, respectively. Net sales and operating revenues, which excludes gains on sale of real estate and other income, of $348.4 million in 1993 were up slightly from $347.3 million in 1992. Net sales and operating revenues were down $17.7 million, or 4.8%, in 1992 compared with 1991, the decrease occurring in the Asphalt Division, which was down 13.1%. Total revenues includes gains from ongoing land sales of $2.1 million, $0.5 million and $9.6 million in 1993, 1992 and 1991, respectively. Cost of goods sold on a consolidated basis as a percentage of net sales and operating revenues declined to 82.8% in 1993 compared with 84.0% in 1992, mainly due to higher average unit prices and a change in product mix in the Concrete and Aggregates Division offset by higher average costs in the Asphalt Division. This percentage was 80.1% in 1991.

     Income (loss) before incomes taxes and cumulative effect of change in accounting principle was $14.9 million in 1993, up from a loss of $17.5 million in 1992, which in turn was down from income of $31.4 million in 1991. The 1992 amount includes special charges of $26.1 million related to the consolidation of certain construction materials operations ($11.1 million) and to write down the book value of certain developed real estate ($15.0 million). Excluding these special charges, income (loss) before income taxes and cumulative effect of change in accounting principle increased 73.3% to $14.9 million compared with $8.6 million for 1992. This increase consists primarily of improved earnings of the Concrete and Aggregates Division of $9.3 million offset by a $2.2 million decrease in earnings of the Asphalt Division. Excluding special charges, income (loss) before income taxes and cumulative effect of change in accounting principle would have been $8.6 million in 1992 compared with $31.4 million in 1991. This drop consists primarily of declines in earnings of the Asphalt Division and the Concrete and Aggregates Division of $10.1 million and $6.8 million, respectively, and $9.1 million less in gains from land sales.

     Selling, general and administrative expenses decreased $2.8 million, or 6.3%, in 1993 compared with 1992, which in turn was reduced 7.2% from the 1991 level. This reflects management's continuing efforts to reduce these expenses. During the past three years, the Company has reduced selling, general and administrative expenses by $6.8 million, or 14.0%.

     The effective tax rate in 1993 increased with 44.3% compared with 40.0% in 1992 and 1991. Excluding the adjustment to deferred taxes in 1993 to account for the increase in the federal tax rate, the effective tax rate was 36.7%.
The decrease compared with 1992 and 1991 is due primarily to the benefit of percentage depletion.

  OPERATING DIVISIONS

ASPHALT DIVISION

     The Asphalt Division's principal business involves the production and sale of hot-mix asphalt. Hot-mix asphalt is comprised physically of approximately 95% aggregates (sand and gravel) and 5% liquid asphalt. In 1993, aggregates and liquid asphalt represented approximately 39% and 36% of the total production costs, respectively. The division has plants at 36 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 36 locations, 21 are sites which also have aggregates processing plants and/or ready mixed concrete plants operated by the Concrete and Aggregates Division.

     Division revenues of $153.9 million were up $7.4 million, or 5.1%, from 1992's revenues of $146.5 million, which in turn were down $22.0 million, or 13.1%, from 1991's revenues of $168.5 million. The increase in 1993 resulted from higher prices and higher volume, while the reduction in 1992 was due to lower prices and lower volume. Income from operations dropped to $8.8 million in 1993 from $11.0 million in 1992, which in turn dropped from $21.1 million in 1991.

     Unit sales volume of hot-mix asphalt was 7,830,000 tons in 1993, up 4.8% from 7,474,000 tons sold in 1992, which in turn was down 9.3% from 1991's volume of 8,241,000 tons. Substantially all of the volume improvement in 1993 occurred during the fourth quarter and was, in part, a result of less rainfall during the current year's fourth quarter.

     A slight increase in average sales prices and a 4.8% increase in unit sales volume was more than offset by the higher cost of purchased liquid asphalt during 1993, resulting in a 9.1% decline in gross profit per ton. Selling, general and administrative expenses increased 3.6% in 1993 due primarily to management's decision to further strengthen bad debt reserves. Competitive pricing in the division's primary markets during 1992 resulted in a drop in prices in excess of a slight reduction in costs versus 1991. The resulting gross profit per ton dropped 23.2%. Selling, general and administrative expenses increased 4.3% in 1992 compared with 1991 due primarily to wage increases and increased corporate support costs. Between 6.0% and 9.0% of the division's total gross profit was from the miscellaneous products and services category during 1993, 1992 and 1991.

CONCRETE AND AGGREGATES DIVISION

     The Concrete and Aggregates Division produces and sells construction aggregates and supplies ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The division operates aggregates processing plants at 34 locations in the major markets of southern and central California, the San Francisco Bay area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 28 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 28 ready mixed concrete locations, 15 are sites which also have aggregates processing plants.

     The overall decline in construction activity in southern California in residential and non-residential building in recent years continues to have a negative impact on the Concrete and Aggregates Division's volumes compared to historical levels. However, as shown in the following table, 1993 aggregates volumes increased slightly from 1992 due primarily to volumes of the San Francisco Bay Area operations which were acquired in December, 1992. Volumes in 1992 increased slightly from 1991, due primarily to volume increases at the New Mexico operation as the local economy strengthened.

  CONSTRUCTION AGGREGATES - TONS SOLD


(Amounts in thousands)                            1993       1992        1991
- -----------------------------------------------------------------------------
Sales to outside customers                      17,740     17,126      16,756
Used in ready mixed concrete                     2,531      3,180       3,019
Sales to Asphalt Division                        5,137      4,960       5,166
                                                -----------------------------
Total                                           25,408     25,266      24,941
                                                =============================

         Ready mixed concrete sales volume decreased 15% to 1,818,000 cubic yards in 1993 from 2,146,000 cubic yards in 1992, which in turn had increased from 1,860,000 cubic yards in 1991.

         Overall division revenue of $201.1 million was down 2.2% from 1992's revenue of $205.7 million, while 1992's revenue was up slightly from 1991's revenue of $203.6 million. The decrease in 1993's revenue was due to a decline in ready mixed concrete sales volume offset by higher average sales prices for both aggregates and ready mixed concrete. Although total division revenue in 1992 was comparable to 1991, aggregates revenue was lower due to lower prices on similar volume, offset by ready mixed concrete revenue which was higher, due to higher volume, but at lower prices. The result was similar total revenue but lower income from operations due to the lower average prices.

         In 1993, the average sales price of aggregates increased 4.3% compared with 1992. Including aggregates used in ready mixed concrete, overall aggregates gross profit increased $4.0 million in 1993. The average price of ready mixed concrete increased 4.8% while costs per cubic yard were essentially unchanged. The higher average sales prices for both aggregates and ready mixed concrete more than offset the impact of flat aggregates volume and lower ready mixed volume, resulting in a $7.1 million increase in gross profit from 1992's gross profit.

         The overall average sales price of aggregates fell 7.2% in 1992 compared with 1991, while costs increased 3.2% on a per ton basis. Including aggregates used in ready mixed concrete, overall aggregates gross profit fell $7.2 million in 1992. The overall average price of ready mixed concrete also declined 7.2% while costs per cubic yard were lower by 5.4%. Despite increased volume, lower prices resulted in a loss at the gross margin level for ready mixed concrete and a $1.7 million decline from 1991's gross profit.

         Selling, general and administrative expenses were reduced 9.9% in 1993 from the 1992 level, which in turn had decreased 11.7% from 1991. Income from operations recovered to $10.5 million in 1993 from $1.3 million in 1992 after dropping from 1991's level of $8.1 million.


PROPERTIES DIVISION

         The Properties Division manages the Company's real estate and is responsible for acquisitions, permitting, reclamation, sales and leasing activities.

         Income from operations was $8.8 million compared with $9.0 million in 1992. Included in 1993 are gains from ongoing property sales of $2.1 million versus gains of $0.5 million in 1992. Also included in 1993 is a charge of $1.3 million related to anticipated settlements of certain property disputes. Excluding the gains from ongoing property sales and the $1.3 million charge, the Properties Division income was $8.0 million in 1993 compared with $8.5 million in 1992. The decline is largely due to lower income from landfill operations.

         Income from operations was $9.0 million in 1992 compared with $15.5 million in 1991. The large decline in income in 1992 is a result of fewer real estate transactions being completed. Gains from ongoing property sales were $0.5 million in 1992 compared with gains of $9.6 million in 1991.

  ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local environmental laws and regulations which require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites. Generally, the Company's exposure has been limited to soil contamination from underground fuel tanks rather than exposure resulting from generation of hazardous waste, although it is a "named party" or "potentially responsible party" at three federal Superfund sites.

         The Company conducts annual environmental assessments of each of its operating sites. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. As investigation or remediation proceeds, and as the scope of the Company's obligations become more clearly defined, there may be changes to estimated costs, which might result in future charges to earnings.

         During 1993, the Company charged to income $1.1 million before tax for environmental remediation costs and made related payments of $0.3 million. At December 31, 1993, the reserve for environmental remediation costs totaled $3.5 million. The amount reserved represents the estimated undiscounted costs which the Company will incur to remediate sites with known contamination. No potential insurance recoveries have been offset against the reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next 5 years.

OTHER

         There were no gains or losses on disposition of assets held for sale in 1993 compared with gains of $1.8 million and $2.9 million in 1992 and 1991, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents increased $10.6 million during 1993 to a balance at year end of $10.6 million compared with a balance of zero at the end of 1992, which in turn was a decrease of $12.1 million from 1991.

         Operating activities are the principal source of CalMat's cash flows. Over the past three years, operating activities have provided $115.2 million in cash. Net cash of $43.9 million generated from operating activities in 1993 was $15.8 million more than 1992's $28.1 million, which was $15.2 million less than in 1991.

         Cash used for investing activities totaled $4.3 million in 1993, a $58.3 million decrease from the 1992 level. The primary reasons for this change were $20.7 million less in spending on property, plant and equipment in 1993 and the use of $34.1 million for a business acquisition in 1992. Cash used for investing activities totaled $62.6 million in 1992, a $52.8 million increase from the 1991 level. The primary reason for this change was the $34.1 million spent for a business acquisition in 1992. In addition, there was $10.3 million less in proceeds from sales of real estate in 1992 and $9.4 million less in receipts on installment notes receivable.

         Net cash used for financing activities amounted to $29.0 million in 1993, a $51.5 million change from the $22.5 million provided by financing activities during 1992. The primary reasons for this change were $50.7 million in net payments on notes payable to banks in 1993, compared with $39.0 million in net proceeds in 1992; offset by $35.0 million in proceeds from issuance of senior notes in 1993, $4.2 million less in payments of cash dividends and $2.2 million less in common stock repurchases. Also included in 1993 is $2.1 million in payments for hedge costs and other loan fees. Net cash provided by financing activities amounted to $22.5 million in 1992, a $47.2 million change from the $24.8 million used for financing activities in 1991. The primary reasons for this change were $38.7 million less in principal payments on notes and bonds payable, $2.5 million more in net proceeds from notes payable to banks and $5.7 million less in common stock repurchases.

         During 1993, the Company retricted capital expenditures in order to conserve cash. Capital expenditures in 1994 are expected to be in excess of $40 million, due in part to equipment replacements and the commencement of expansion projects including the construction of mining facilities located at Irvine Lake in Orange County, California which is scheduled to begin production by the end of 1994 and Azusa Rock, located near Los Angeles, California. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1994.

         During 1993, the Company expended $10.6 million in cash dividends. In order to conserve cash, the Company reduced its quarterly dividend from $0.16 per share to $0.10 per share in February 1993.

WORKING CAPITAL

         Working capital totaled $39.9 million at December 31, 1993, an increase of $5.9 million from the 1992 level of $34.0 million. This increase was primarily due to the $10.6 million increase in cash and cash equivalents.

         Working capital totaled $34.0 million at December 31, 1992, a decrease of $9.4 million from the 1991 level of $43.4 million. This decrease was primarily due to the $12.1 million decrease in cash and cash equivalents. Current ratios were 1.7 at December 31, 1993 and 1992.

OTHER

         Total consolidated long-term and short-term borrowings at December 31, 1993 and 1992 were $115.5 million and $132.1 million, respectively. This $16.7 million decrease in debt was paid from cash flows from operations. Total consolidated long-term and short-term borrowings at December 31, 1992 of $132.1 million had increased $39.0 million over 1991 primarily due to $34.1 million used to finance the Jamieson Co. acquisition in 1992. Debt as a percent of total capitalization was 24.8% and 27.4%, at December 31, 1993 and 1992, respectively.

         During 1989, the Company announced its intention to repurchase a significant amount of its common stock using the net proceeds, after taxes and related debt, from the sale of real estate assets held for sale as the source of funding. Under this program, the Company repurchased on the open market approximately 309,000 shares at a cost of $7.5 million during 1991. The Company's commitment to repurchase shares pursuant to the settlement of stockholder litigation has been fulfilled. During November 1991, the Company announced its intention to expend up to $5.0 million over a twelve-month period to repurchase shares of its common stock. During 1992 and 1991, 91,000 shares and 17,000 shares, respectively, were acquired at a total cost of $2.4 million under the program.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements, Financial Statement Schedules and Selected Quarterly Financial Data are set forth in the "Index" on page 17 hereof.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES




                                                                   PAGE NUMBER
Report of Independent Accountants   . . . . . . . . . . . . . . . .    18

Consolidated Balance Sheets as of December 31, 1993 and 1992    . .    19

Consolidated Statements of Operations for the
three years ended December 31, 1993, 1992 and 1991    . . . . . . .    20

Consolidated Statements of Cash Flow for the
three years ended December 31, 1993, 1992 and 1991    . . . . . . .    21

Consolidated Statements of Stockholders' Equity
for the three years ended December 31, 1993, 1992 and 1991    . . .    22

Notes to Consolidated Financial Statements    . . . . . . . . . . .    23

Financial Statement Schedules:

     V  -   Property, Plant and Equipment    . . . . . . . . . . . .   32

     VI -   Accumulated Depreciation, Depletion
            and Amortization of Property, Plant and Equipment    . .   33

     VIII - Valuation and Qualifying Accounts and Reserves   . . . .   34

     X  -   Supplementary Income Statement Information   . . . . . .   35

Selected Quarterly Financial Data (Unaudited)  . . . . . . . . . . .   36



      Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
CalMat Co.
Los Angeles, California

      We have audited the accompanying consolidated balance sheets of CalMat Co. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993, and the related financial statement schedules as listed in the index on page 17 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalMat Co. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

      As discussed in Notes 4 and 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes, and effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.



                                                               COOPERS & LYBRAND


Los Angeles, California
February 21, 1994

                          CALMAT CO. AND SUBSIDIARIES



  CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                               -----------------------
(Amounts in thousands, except share data)                                          1993          1992
- -------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  10,596     $      --
    Trade accounts receivable, less allowance for discounts and
       doubtful accounts ($4,174 in 1993 and $3,263 in 1992)                      63,835        56,639
    Income taxes receivable                                                        1,564         4,769
    Inventories                                                                    5,581         5,567
    Prepaid expenses and other                                                     4,152         5,307
    Deferred income taxes                                                          7,499         6,653
    Installment notes receivable                                                   2,902         1,991
                                                                               -----------------------
       Total current assets                                                       96,129        80,926
Installment notes receivable and other assets                                     17,260        16,138
Investment in and advances to unconsolidated subsidiaries                         14,945        14,421
Costs in excess of net assets of subsidiaries                                     55,484        57,508
Property, plant and equipment:
    Land and deposits                                                            183,754       177,123
    Buildings, machinery and equipment                                           469,185       450,170
    Construction in progress                                                      14,493        17,373
                                                                               -----------------------
                                                                                 667,432       644,666
Less: accumulated depreciation and depletion                                    (246,355)     (216,419)
                                                                               -----------------------
       Property, plant and equipment, net                                        421,077       428,247
                                                                               -----------------------
       Total assets                                                            $ 604,895     $ 597,240
                                                                               =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $  18,810     $  15,552
    Accrued liabilities                                                           29,293        26,658
    Notes and bonds payable - current portion                                      5,852         1,019
    Dividends payable                                                              2,311         3,694
                                                                               -----------------------
       Total current liabilities                                                  56,266        46,923
Notes and bonds payable - long term portion                                      109,635       131,129
Other liabilities and deferred credits                                            17,724        15,661
Deferred income taxes                                                             70,224        52,840
                                                                               -----------------------
       Total liabilities                                                         253,849       246,553
                                                                               -----------------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1 par value; authorized 5,000,000 shares;
       none issued or outstanding
    Common stock, $1 par value; authorized 100,000,000 shares; issued and outstanding
       23,109,292 in 1993 and 23,084,382 in 1992                                  23,109        23,084
    Additional paid-in capital                                                    39,202        38,840
    Retained earnings                                                            288,735       288,763
                                                                                ----------------------
       Total stockholders' equity                                                351,046       350,687
                                                                                ----------------------
       Total liabilities and stockholders' equity                              $ 604,895     $ 597,240
                                                                               =======================


  The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES



  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the years ended December 31,
                                                           -------------------------------------
(Amounts in thousands, except per share data)                   1993          1992          1991
- ------------------------------------------------------------------------------------------------
Revenues:
    Net sales and operating revenues                       $ 348,413     $ 347,282     $ 364,943
    Gains on sale of real estate                               2,081           453         9,555
    Other income                                               3,012         2,525         3,831
                                                           -------------------------------------
                                                             353,506       350,260       378,329
                                                           -------------------------------------
Costs and expenses:
    Cost of products sold and operating expenses             288,313       291,680       292,475
    Selling, general and administrative expenses              41,492        44,290        47,716
    Interest expense                                           6,465         7,073         8,587
    Other expenses                                             2,339           409         1,058
    Special charges                                               --        26,100            --
                                                            ------------------------------------
                                                             338,609       369,552       349,836
                                                            ------------------------------------
Gains from disposal of assets held for sale                       --         1,786         2,929
                                                            ------------------------------------
Income (loss) before income taxes and cumulative
     effect of change in accounting principle                 14,897       (17,506)       31,422
Federal and state income taxes                                 6,600        (7,002)       12,568
                                                            ------------------------------------
Income (loss) before cumulative effect
    of change in accounting principle                          8,297       (10,504)       18,854
Cumulative effect of change in accounting principle              919        (6,000)           --
                                                           -------------------------------------
Net income (loss)                                          $   9,216     $ (16,504)    $  18,854
                                                           =====================================
PER SHARE DATA
Income (loss) before cumulative effect of
    change in accounting principle                         $     .36     $    (.45)    $     .81
Cumulative effect of change in accounting principle              .04          (.26)           --
                                                           -------------------------------------
Net income (loss)                                          $     .40     $    (.71)    $     .81
                                                           =====================================
Cash dividends per share                                   $     .40     $     .64     $     .64
                                                           =====================================





  The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     For the years Ended December 31,
                                                                ---------------------------------------
(Amounts in thousands)                                               1993          1992          1991
- --------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                $   9,216      $  (16,504)    $  18,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation, cost depletion and amortization                   31,953          30,210        28,802
    Cumulative effect of change in accounting principle               (919)          6,000            --
    Special charges                                                     --          26,100            --
    Gains from disposal of assets held for sale                         --          (1,786)       (2,929)
    Gains from sale of real estate                                  (2,081)           (453)       (9,555)
    (Gain) loss on disposal of property, plant and equipment          (379)             (3)          475
    Deferred tax expense                                             2,184          (7,144)        2,232
    Changes in operating assets and liabilities
       Trade accounts, net                                          (9,552)          3,340        10,398
       Inventories, prepaid expenses and deferred taxes              2,094          (1,154)        3,703
       Accounts payable and accrued liabilities                      7,906          (3,368)       (8,102)
       Federal and state income taxes                                3,349          (6,658)       (1,762)
       Other                                                           111            (499)        1,154
                                                                ----------------------------------------
    Cash provided by operating activities                           43,882          28,081        43,270
                                                                ----------------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                          (12,063)        (32,732)      (34,461)
Proceeds from sale of property, plant and equipment                  1,922             640         1,192
Proceeds from sale of real estate                                    3,188             351        10,607
Proceeds from sale of properties included in assets held for sale       --           2,141         3,480
Receipts on installment notes receivable                             1,638           1,777        11,206
Investment in and advances to unconsolidated subsidiaries             (214)           (189)       (1,801)
Business acquired                                                       --         (34,111)           --
Other investing activities                                           1,275            (472)           --
                                                                ----------------------------------------
    Cash used for investing activities                              (4,254)        (62,595)       (9,777)
                                                                ----------------------------------------
FINANCING ACTIVITIES:
Stock options exercised                                                335             546           334
Notes payable to banks                                             (50,667)         39,000        36,500
Proceeds from senior notes                                          35,000              --            --
Principal payments on notes and bonds payable                         (994)            (46)      (38,770)
Payment of cash dividends                                          (10,624)        (14,833)      (14,907)
Common stock repurchases                                                --          (2,214)       (7,915)
Hedge costs and other loan fees, net                                (2,082)             --            --
                                                                ----------------------------------------
                                                                   (29,932)         22,453       (24,758)
                                                                ----------------------------------------
Increase (decrease) in cash and cash equivalents                    10,596         (12,061)        8,735
Balance, beginning of period                                            --          12,061         3,326
                                                                 ---------------------------------------
Balance, end of period                                           $  10,596       $      --     $  12,061
                                                                 =======================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest                                                  $   7,103       $   7,186     $   8,359
       Income taxes                                              $   3,844       $   9,910     $   8,860




  The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES



  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        For the years ended December 31, 1993, 1992 and 1991
                                                     ---------------------------------------------------------
                                                                 Additional                      Total
                                                      Common       Paid-In       Retained    Stockholders'
(Amounts in thousands)                                Stock        Capital       Earnings       Equity
- --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1990                           $ 23,430       $ 37,091      $ 326,668     $ 387,189
Net income for 1991                                        --             --         18,854        18,854
Common stock repurchased                                 (366)          (579)        (7,779)       (8,724)
Stock options exercised                                    73          1,070             --         1,143
Cash dividends declared                                    --             --        (14,866)      (14,866)
- --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                             23,137         37,582        322,877       383,596
Net loss for 1992                                          --             --        (16,504)      (16,504)
Common stock repurchased                                 (134)          (155)        (2,810)       (3,099)
Stock options exercised                                    81          1,413             --         1,494
Cash dividends declared                                    --             --        (14,800)      (14,800)
- --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                             23,084         38,840        288,763       350,687
Net income for 1993                                        --             --          9,216         9,216
Stock options exercised                                    25            362             --           387
Cash dividends declared                                    --             --         (9,244)       (9,244)
- --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                           $ 23,109       $ 39,202      $ 288,735     $ 351,046
- --------------------------------------------------------------------------------------------------------------





  The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of CalMat Co. (the Company) and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for companies where ownership is between 20 and 50 percent.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less when purchased.

  COSTS IN EXCESS OF NET ASSETS OF SUBSIDIARIES

    Costs in excess of the fair value of net assets of purchased subsidiaries are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of such costs was $7.7 million and $6.0 million at December 31, 1993 and 1992, respectively.

  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is carried at cost. Depreciation is computed using primarily straight-line rates over estimated useful lives (5 to 35 years for plant structures and components and 4 to 25 years for machinery and equipment).

    Depletion of rock and sand deposits is computed by the unit-of-production method based upon estimated recoverable quantities of rock and sand.

    Significant expenditures which add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations.

    The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts, and any gain or loss is reflected in income.

   ENVIRONMENTAL

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The reserve for environmental remediation costs was $3.5 million and $2.7 million at December 31, 1993 and December 31, 1992, respectively.

  REVENUE RECOGNITION

    Sales and operating revenues are recorded upon shipment of product, net of discounts, if any, and include revenue earned pursuant to the terms of property leasing contracts. Gains and losses on real estate are recorded upon consummation of the transaction. Other income relates primarily to interest and dividend income, miscellaneous rental income and gains on sale of fixed assets which are recognized in accordance with the terms of various contractual arrangements or upon receipt (as applicable).

  RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the present presentation.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  ASSETS HELD FOR SALE

    During 1988, the Company announced its intention to dispose of a substantial portion of its developed and developable properties, and these properties were classified as assets held for sale. Due to the continued depressed condition of the commercial real estate market in southern California, combined with the lack of conventional financing available to buyers, the Company in 1992 conducted a review of the properties included in assets held for sale. As a result of this review, substantially all the properties were reclassified to operating assets. During 1993, the remaining properties were reclassified to operating assets. Prior period information has been restated to reflect the reclassifications.

NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

(Amounts in thousands)                                                            1993          1992
- ----------------------------------------------------------------------------------------------------
Payroll, vacation and other benefits                                         $   7,687     $   6,550
Workers compensation                                                             3,229         3,156
Profit sharing                                                                   3,825         3,597
Other                                                                           14,552        13,355
                                                                             -----------------------
                                                                             $  29,293     $  26,658
                                                                             =======================

NOTE 4:  FEDERAL AND STATE TAXES

Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

(Amounts in thousands)                                                  1993           1992          1991
- ---------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           $  14,897      $ (17,506)    $  31,422
                                                                   ======================================
INCOME TAX EXPENSE (BENEFIT)                                       $   6,600      $  (7,002)    $  12,568
                                                                   ======================================
Income tax expense (benefit) consists of the following:

FEDERAL INCOME TAX:
Currently payable (receivable)                                     $   3,252      $    (363)    $   7,659
Deferred                                                               2,052         (5,219)        1,934
                                                                   --------------------------------------
                                                                       5,304         (5,582)        9,593
                                                                   --------------------------------------
STATE INCOME TAX:
Currently payable                                                      1,164            505         2,677
Deferred                                                                 132         (1,925)          298
                                                                   --------------------------------------
                                                                       1,296         (1,420)        2,975
                                                                   --------------------------------------
                                                                   $   6,600      $  (7,002)    $  12,568
                                                                   ======================================
The sources of deferred taxes are as follows:

Accelerated tax depreciation                                       $   1,656      $   2,230     $   2,108
State income tax                                                        (279)         1,285           230
Real estate exchanges                                                    152            391         1,440
Tax operating loss and tax credits                                      (759)        (1,946)           --
Special charges                                                          489         (3,165)           --
Real estate impairment                                                   691         (6,106)           --
Bad debts                                                               (599)          (277)            5
Employee benefits                                                       (551)        (1,173)         (256)
Enacted rate change                                                    1,127             --            --
Hedge costs                                                              708             --            --
Other accruals                                                          (451)         1,617        (1,295)
                                                                   --------------------------------------
                                                                   $   2,184      $  (7,144)    $   2,232
                                                                   ======================================

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities (assets) are comprised of the following at December 31, 1993 and January 1, 1993:

                                                               December 31,    January 1,
                                                                      1993          1993
                                                               --------------------------
Depreciation                                                   $  31,399        $  29,080
Real estate exchanges                                             25,161           24,954
Purchase accounting bases differences                             14,958           15,047
Depletion and other land bases adjustments                         6,995            6,838
Other                                                              5,117            4,122
                                                               --------------------------
  Gross deferred tax liabilities                                  83,630           80,041
                                                               --------------------------
Postretirement benefits                                           (4,448)          (4,257)
Real estate impairment                                            (7,194)          (8,178)
Other                                                            (10,524)          (8,767)
                                                               --------------------------
  Gross deferred tax assets                                      (22,166)         (21,202)
Valuation allowance                                                1,261              895
                                                               --------------------------
                                                               $  62,725        $  59,734
                                                               ==========================

A reconciliation of the provision for income taxes to the federal statutory income tax rate is as follows:

(Amounts in thousands)                                                            1993           1992          1991
- -------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rates                              $   5,065      $  (5,952)    $  10,683
Less effect of:
    Federal tax benefit (expense) of state income tax                              392           (577)        1,011
    Percentage depletion in excess of cost depletion                             1,232          1,071         1,224
    Goodwill and other amortization                                               (449)          (616)         (756)
    Enacted rate change                                                         (1,127)            --            --
    Tax credits                                                                    267            314           281
    Other accruals                                                                  31            333          (274)
    Miscellaneous                                                                 (585)          (895)         (396)
                                                                             --------------------------------------
       Reported federal income tax expense (benefit)                             5,304         (5,582)        9,593
State income tax expense (benefit)                                               1,296         (1,420)        2,975
                                                                             --------------------------------------
                                                                             $   6,600      $  (7,002)    $  12,568
                                                                             ======================================

    In January 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    Under SFAS 109, assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are established for lower or higher tax bases. Under APB 11, values assigned were net of tax. In adopting SFAS 109, the Company adjusted the carrying amounts of assets purchased in business acquisitions which increased primarily net property, plant and equipment and deferred taxes by $13.5 million. Pre-tax income from operations for the year ended December 31, 1993 was reduced by $0.6 million, representing primarily the increase in depreciation expense resulting from these higher carrying amounts.

    The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 netted to a credit of $0.9 million. This amount, recorded in the first quarter, was reflected in 1993 net income as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the enacted tax rate in effect as of January 1, 1993 of 34.0% as opposed to the higher tax rates that were in effect when the deferred taxes originated.

    The Company increased its deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate rate from 34.0% to 35.0%.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    At December 31, 1993, the Company had alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular tax in future years.

    The Company's federal consolidated income tax returns have been examined and settled by the Internal Revenue Service through 1985.

NOTE 5:  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following at December 31:

(Amounts in thousands)                     1993          1992
- -------------------------------------------------------------
Notes payable to banks                $  62,333     $ 113,000
Senior notes                             35,000            --
Municipal improvement bonds               2,647         2,911
Mortgages and other notes payable        15,507        16,237
                                      -----------------------
    Total                               115,487       132,148
Less current portion                      5,852         1,019
                                      -----------------------
    Long-term portion                 $ 109,635     $ 131,129
                                      =======================


        During 1993, the Company replaced $35.0 million of borrowings under its revolving credit facilities with senior notes. The senior notes bear interest at 6.7% and require principal payments beginning in 1997 through 2000.

        At December 31, 1993, the Company had formal committed revolving credit facilities with a number of banks totaling $135.0 million which will expire in 1994 and beyond. At December 31, 1993, the Company had various unused lines of credit totaling approximately $81.0 million on which the Company pays commitment fees of .375%.

        Short-term bank borrowings made under these various credit facilities and included in notes payable to banks were $54.0 million and $113.0 million at December 31, 1993 and 1992, respectively, and bore rates equal to or less than the prime bank lending rate which was 6.0% at December 31, 1993 and 1992. Committed credit available under the revolving credit facilities provides management with the ability to refinance the short-term bank borrowings on a long-term basis and, as it is management's intention to do so, these borrowings have been classified as long-term debt.

        The credit agreements contain restrictions with respect to the incurring of additional debt, creation of liens and guarantees, and maintenance of minimum working capital, stockholders' equity and financial ratios. The Company has complied with all of these restrictions.

        Maturities of notes payable during the next five years are as follows:
1994, $5.9 million; 1995, $3.7 million; 1996, $2.0 million; 1997, $63.1 million; and 1998, $9.1 million.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  STOCK OPTIONS AND RIGHTS

        The Company has stock option plans that provide for granting incentive and non-qualified options on common stock to officers and key employees.
During 1993, the Board of Directors adopted, subject to stockholder approval at the 1994 Annual Meeting of Stockholders, the 1993 Stock Option Plan for Executive and Key Employees of CalMat Co. which authorized the issuance of options covering 900,000 shares of common stock. Certain information relative to stock options follows:

                                        1993           1992          1991
- -------------------------------------------------------------------------
SHARES
Outstanding at beginning year      1,771,766      1,565,616     1,388,770
Granted                              412,675        307,600       389,875
Exercised                            (24,912)       (81,450)      (72,633)
Forfeited                           (479,933)       (20,000)     (140,396)
                                   --------------------------------------
Outstanding at end of year         1,679,596      1,771,766     1,565,616
                                   ======================================
Available for future options       1,019,834         52,576       340,176
                                   ======================================
Exercisable at end of year           882,160        986,650       798,165
                                   ======================================

         Prices per share of common stock under option range from $12.75 to $30.50 at December 31, 1993. Options expire from 1995 to 2003. Prices per share of options exercised range from $7.095 to $19.375 in 1993, $7.095 to $22.50 in 1992 and $7.095 to $19.125 in 1991. Stock options may be issued to executives and certain key employees as determined by the Management Development and Compensation Committee of the Board of Directors. The price of the shares subject to each option is set by the Committee but may not be less than the fair market value of the shares at the date of grant. Options generally become exercisable in installments beginning one year after the date of grant and expire 10 years after grant date. No options expired in 1993, 1992 or 1991.

         In September 1987, the Company declared a dividend distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right will entitle its holder to buy one share of the Company's stock at a price of $90 per share until September 1997. The rights will become exercisable if a person acquires 25.0% or more of the Company's stock or makes an offer, the consummation of which will result in the person's owning 30.0% or more of the Company's stock. In the event the Company is acquired in a merger, each right entitles the holder to purchase common stock of the surviving company having a market value twice the exercise price of the right. The rights may be redeemed by the Company at a price of $0.05 per right at any time prior to a person acquiring 25.0% of the Company's common stock.

NOTE 7:  STOCKHOLDERS' EQUITY

         Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average shares of common stock outstanding.

         Weighted-average shares used for 1993, 1992 and 1991 totaled 23,117,000, 23,242,000 and 23,319,000, respectively.

NOTE 8:  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Counterparties to these agreements are high credit quality financial institutions, and nonperformance is considered remote. In the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's exposure is limited to the interest rate differential.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company had outstanding interest rate swap agreements that effectively converted $25.0 million and $35.0 million of variable rate debt to fixed rate borrowings at December 31, 1993 and 1992, respectively.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. A significant portion of the Company's sales are to customers in the construction industry, and, as such, the Company is directly affected by the well-being of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the credit worthiness of customers. The Company generally obtains lien rights on all major projects. Historically, the Company has not experienced significant losses on trade receivables.

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Accounting Financial Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgements are required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

         The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1993 are as follows:

(Amounts in thousands)                                 Carrying Amount      Fair Value
- --------------------------------------------------------------------------------------
Notes receivable                                          $   6,459         $   6,285
Notes and bonds payable                                     115,487           111,619
Interest rate swaps - unrealized loss                            --              (518)

         The fair value of notes receivable has been estimated using the expected future cash flows discounted at market interest rates.

         The fair value of notes and bonds payable was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of short-term bank loans were assumed to approximate fair values due to their short-term maturities.

         Interest rate swaps fair value is the amount at which they could be settled, based on estimates from dealers.

NOTE 9:  RETIREMENT PLANS

         The Company has a trusteed thrift and profit-sharing retirement plan and a money purchase pension plan to provide funds from which retirement benefits are paid to substantially all salaried employees of the Company and its wholly-owned subsidiaries, including officers and directors who are also employees. Annual contributions to these plans made by the Company approximate 15.0% of the aggregate compensation paid or accrued each year to participants
in the plan.   The Company also contributes to various union pension plans, as specified by certain union agreements, and non-union pension plans which cover substantially all hourly employees. Contributions to all retirement plans charged to income totaled $8.6 million in 1993, $7.6 million in 1992 and $8.7 million in 1991.

         The Company provides certain health care and life insurance benefits to eligible retired employees. Salaried and non-union hourly participants generally become eligible after reaching age 62 with 20 years of service or after reaching age 65 with 15 years of service. The health care plan is contributory and the life insurance plan is noncontributory. The plans are unfunded.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the third quarter of 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These benefits are now accrued over the period the employee provides services to the Company. Prior to the change, costs were charged to expense as incurred. The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation valued as of January 1, 1992, as of the beginning of the year and recorded an after-tax charge of $6.0 million, or $0.26 per share ($10.0 million net of deferred taxes of $4.0 million), as a change in accounting principle. The following table sets forth the plans' funded status reconciled with the amount included in the caption other liabilities and deferred credits in the Company's balance sheets at December 31, 1993 and 1992:

(Amounts in thousands)                                  1993          1992
- --------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
    Retirees                                            $   4,904     $   5,255
    Fully eligible active plan participants                   894         1,202
    Other active plan participants                          1,022         1,160
                                                        -----------------------
                                                            6,820         7,617
Plan assets at fair value                                      --            --
                                                        -----------------------
Accumulated Postretirement Benefit Obligation
 in excess of plan assets                                   6,820         7,617
                                                        -----------------------
Unrecognized prior service cost                             1,888         2,068
Unrecognized net gain                                       2,038           913
                                                        -----------------------
Accrued postretirement benefit cost at December 31      $  10,746     $  10,598
                                                        =======================

The net periodic postretirement benefit cost for 1993 and 1992 included the following components:

(Amounts in thousands)                                   1993             1992
- ------------------------------------------------------------------------------
Service cost -- benefits attributed to
 service during the period                              $   289        $   462
Interest cost on the Accumulated
 Postretirement Benefit Obligation                          511            597
Net amortization                                           (192)            --
Full recognition of transition obligation                    --         10,000
                                                        ----------------------
Net periodic postretirement benefit cost                $   608        $11,059
                                                        ======================

         For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 6.0% by 2012 and remain at that level thereafter. The weighted-average discount rate used in determining the Accumulated Postretirement Benefit Obligation in 1993 and 1992 was 7.0%.

         The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of December 31, 1993 by $0.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.

NOTE 10:  ACQUISITION

         On December 8, 1992, the Company purchased substantially all of the assets of the Jamieson Company, a major San Francisco Bay area producer of aggregates. The Company paid $34.1 million for an aggregates production facility, mining equipment, related real estate and the exclusive right to mine significant aggregates reserves. The purchase was financed using the Company's existing lines of credit.

         The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets based on their estimated fair values as of the date of the acquisition. The cost in excess of net assets acquired was approximately $10.4 million and is being amortized on a straight-line basis over 28 years, which approximates the estimated life of the aggregates reserves. The Jamieson Company's results of operations have been included in the Company's consolidated financial statements beginning December 8, 1992. The Jamieson Company's operations are not

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


material in relation to the consolidated financial statements, and proforma financial information has, therefore, not been presented.

NOTE 11:  SPECIAL CHARGES

         Based upon an evaluation of certain developed real estate and due primarily to market conditions, the Company recorded a non-cash special charge of $15.0 million in the third quarter of 1992 representing the excess of net book value over the estimated fair market value. The net after-tax effect of this charge was $9.0 million, or $0.39 per share.

         Fourth quarter results for 1992 include a non-cash special charge of $11.1 million, of which $5.4 million is related to write downs of excess plant and equipment and severance payments related to the consolidation of certain construction materials operations, and $5.7 million is to write off accumulated costs incurred in connection with seeking permits for additional aggregates sources and for other valuation allowances. These costs relate to projects where completion is uncertain in the near term because of economic conditions and increased regulation. The Company believes it has adequate aggregates reserves and productive capacity to serve indicated demand in the Company's markets. The net after-tax effect of this charge was $6.7 million, or $0.29 per share.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

         The Company had letters of credit and performance bonds outstanding totaling approximately $22.0 million at December 31, 1993 which guarantee various insurance and financing activities.

         The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a defendant in a civil action involving one "Superfund" cleanup site and as a "potentially responsible party ("PRP") with respect to two other such sites. In each instance the Company is one of many entities so named.
Because, in the case of the site involved in ongoing litigation, no final remedy has been selected, and with respect to the other two sites, investigation is ongoing, the Company's share of total liability, if any, is unable to be quantified at this time. In the case of the site involved in ongoing litigation, the Company believes that the wastes attributed to it were not hazardous. In addition, the waste attributed to the Company represents an extremely small (less than one-tenth of one percent) percentage of the total volume of waste at this site.

         The Company is subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE 13:  BUSINESS SEGMENT INFORMATION

         The Company operates principally in three business segments: Asphalt, Concrete and Aggregates, and Properties. Operations in the Asphalt Division principally involve the manufacture and sale of hot-mix asphalt. In addition to supplying asphalt to customers at its various plants, the Asphalt Division maintains a fleet of specialty paving equipment which it rents to customers.
It also markets Guardtop, an asphalt surface sealer, and is a distributor of paving reinforcement fabric. The division operates asphalt plants at 36 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 36 locations, 21 are sites which also have aggregates processing plants and/or ready mixed concrete plants operated by the Concrete and Aggregates Division.

         Operations in the Concrete and Aggregates Division include the mining and sale of aggregates (rock, sand and gravel) and the manufacture and sale of ready mixed concrete. The division operates aggregates production plants at 34 locations serving the Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara and San Francisco Bay areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 28 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 28 ready mixed concrete locations, 15 are sites which also have aggregates processing plants.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Properties Division manages the Company's real estate and is responsible for acquisition, permitting, reclamation, sales and leasing activities. These activities take place principally in Los Angeles and San Diego, California and Phoenix, Arizona.

Business segment information for the years ended December 31, is as follows:

(Amounts in thousands)                                            1993           1992          1991
- ---------------------------------------------------------------------------------------------------
REVENUES:
Asphalt                                                      $ 153,862      $ 146,457     $ 168,477
Concrete and Aggregates                                        201,117        205,650       203,646
Properties                                                      23,641         22,038        29,327
Corporate and other                                              3,012          2,525         3,831
Intersegment sales                                             (28,126)       (26,410)      (26,952)
                                                             --------------------------------------
    Total                                                    $ 353,506      $ 350,260     $ 378,329
                                                             ======================================
INCOME BEFORE TAXES:
Asphalt                                                      $   8,790      $  10,974     $  21,081
Concrete and Aggregates                                         10,524          1,267         8,091
Properties                                                       8,815          8,996        15,527
Corporate and unallocated expenses, net                        (14,434)       (15,626)      (18,683)
Other income                                                     1,202          1,197         2,477
Special charges                                                     --        (26,100)           --
Gains from disposal of assets held for sale                         --          1,786         2,929
                                                             --------------------------------------
    Total                                                    $  14,897      $  17,506     $  31,422
                                                             ======================================
IDENTIFIABLE ASSETS (AS OF DECEMBER 31):
Asphalt                                                      $ 148,889      $ 141,180     $ 143,532
Concrete and Aggregates                                        275,107        290,375       276,424
Properties                                                     131,802        132,477       144,419
Corporate and other                                             49,097         33,208        33,225
                                                             --------------------------------------
    Total                                                    $ 604,895      $ 597,240     $ 597,600
                                                             ======================================
DEPRECIATION, COST DEPLETION AND AMORTIZATION:
Asphalt                                                      $   7,435      $   6,413     $   6,097
Concrete and Aggregates                                         19,562         18,890        17,973
Properties                                                       3,993          4,124         4,181
Corporate and other                                                963            783           551
                                                             --------------------------------------
    Total                                                    $  31,953      $  30,210     $  28,802
                                                             ======================================
CAPITAL EXPENDITURES AND BUSINESS EXPANSION:
Asphalt                                                      $   3,190      $   6,991     $  10,183
Concrete and Aggregates                                          4,051         51,780        19,125
Properties                                                       4,352          6,763         5,872
Corporate and other                                              1,161          1,672         1,260
                                                             --------------------------------------
    Total                                                    $  12,754      $  67,206     $  36,440
                                                             ======================================


    Total revenues by segment include both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales. Income from operations by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and unallocated expenses include corporate administrative expenses and support expenses not allocated to business segments. Assets classified as corporate and other consist primarily of general office facilities, cash and cash equivalents and other assets.

                          CALMAT CO. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

- --------------------------------------------------------------------------------------------------------------
                Col. A              Col. B         Col. C       Col. D            Col. E             Col. F
- -------------------------------------------------------------------------------------------------------------

                                  Balance at                                                       Balance at
                                   Beginning     Additions                    Other Changes          End of
           Classification         of Period       at Cost    Retirements       Add (Deduct)          Period
- -------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993: (d)
  Land and deposits . . . . . .  $  177,123     $      282    $     1,700    $      8,049 (a)   $    183,754
  Plant, structures, machinery
     and equipment  . . . . . .     450,170             54          6,766          25,727 (b)        469,185

  Construction in progress  . .      17,373         12,204             --         (15,084)(c)         14,493
                                 ----------     ----------    -----------    ------------       ------------
                                 $  644,666     $   12,540    $     8,466    $     18,692       $    667,432
                                 ==========     ==========    ===========    ============       ============

DECEMBER 31, 1992: (d)
  Land and deposits . . . . . .  $  168,147     $    4,569    $       490    $      4,897 (a)   $    177,123
  Plant, structures, machinery
     and equipment  . . . . . .     438,108            809          3,095          14,348 (b)        450,170

  Construction in progress  . .      13,927         27,054              4         (23,604)(c)         17,373
                                 ----------     ----------    -----------    ------------       ------------
                                 $  620,182     $   32,432    $     3,589    $     (4,359)      $    644,666
                                 ==========     ==========    ===========    ============       ============

DECEMBER 31, 1991: (d)
  Land and deposits . . . . . .  $  144,290     $    3,789    $       860    $     20,928 (a)   $    168,147
  Plant, structures, machinery,
     and equipment  . . . . . .     413,931            219         13,166          37,124 (b)        438,108

  Construction in progress  . .      42,925         30,336             --         (59,334)(c)         13,927
                                 ----------     ----------    -----------    ------------       ------------
                                 $  601,146     $   34,344    $    14,026    $     (1,282)      $    620,182
                                 ==========     ==========    ===========    ============       ============


_______________________



Notes:


(a) Includes $2,960, $1,105, and $21,369 related to reclassifications of completed construction projects for 1993, 1992 and 1991, respectively; $3,935 related to the adoption of SFAS 109 in 1993; $3,679 related to assets of acquired company for 1992; and other reclassifications to other accounts in 1993, 1992 and 1991.

(b) Includes $11,142, $18,573 and $37,753 related to reclassifications of completed construction projects for 1993, 1992 and 1991, respectively; $13,085 related to the adoption of SFAS 109 in 1993; $12,662 related to assets of acquired company for 1992; ($15,000) related to the write down of the book value of certain developed real estate in 1992; ($1,545) related to asset write offs for 1992; and other reclassifications to other accounts in 1993, 1992 and 1991.

(c) Includes $(14,102), ($19,678) and ($59,122) related to reclassifications of completed construction projects for 1993, 1992 and 1991, respectively; ($3,948) related to asset write offs for 1992; and other reclassifications to other accounts in 1993, 1992 and 1991.

(d) Certain prior year amounts have been reclassified to conform with the present presentation.

                          CALMAT CO. AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              For the Years Ended December 31, 1993, 1992 and 1991
                             (Amounts in Thousands)


- --------------------------------------------------------------------------------------------------------------
                Col. A              Col. B         Col. C       Col. D            Col. E             Col. F
- -------------------------------------------------------------------------------------------------------------
                                                 Additions
                                  Balance at     Charged to                                        Balance at
                                   Beginning     Costs and                    Other Changes          End of
             Description           of Period      Expenses   Retirements       Add (Deduct)          Period
- -------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993: (b)
  Accumulated depletion of land
    and deposits  . . . . . . .  $    6,643     $       75    $        --    $         --       $      6,718
  Accumulated depreciation:
    Plant, structures, machinery,
      and equipment . . . . . .     209,776         29,105          4,831           5,587 (a)        239,637
                                 ----------     ----------    -----------    ------------       ------------

                                 $  216,419     $   29,180    $     4,831    $      5,587       $    246,355
                                 ==========     ==========    ===========    ============       ============

DECEMBER 31, 1992: (b)
  Accumulated depletion of land
    and deposits  . . . . . . .  $    7,004     $       86    $        --    $       (447)(a)   $      6,643
  Accumulated depreciation:
    Plant, structures, machinery
      and equipment . . . . . .     185,319         28,648          2,653          (1,538)(a)        209,776
                                 ----------     ----------    -----------    ------------       ------------

                                 $  192,323     $   28,734    $     2,653    $     (1,985)      $    216,419
                                 ==========     ==========    ===========    ============       ============


DECEMBER 31, 1991: (b)
  Accumulated depletion of land
    and deposits  . . . . . . .  $    6,821     $      183    $        --    $         --       $      7,004
  Accumulated depreciation:
    Plant, structures, machinery
      and equipment . . . . . .     171,307         26,886         11,983            (891)(a)        185,319
                                 ----------     ----------    -----------    ------------       ------------

                                 $  178,128     $   27,069    $    11,983    $       (891)      $    192,323
                                 ==========     ==========    ===========    ============       ============


_______________________



Notes:

(a) Includes $4,505 related to the adoption of SFAS 109 in 1993; ($1,436) related to asset write offs for 1992; and other reclassifications to other accounts in 1993, 1992 and 1991.

(b) Certain prior year amounts have been reclassified to conform with the present presentation.

                          CALMAT CO. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)


- --------------------------------------------------------------------------------------------------------------------
              Col. A                            Col. B                Col. C                  Col. D        Col. E
- --------------------------------------------------------------------------------------------------------------------

                                              Balance at         Additions Charged to                     Balance at
                                              Beginning      Costs and        Other                         End of
            Description                       of Period       Expenses       Accounts       Deductions      Period
- --------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993: (d)
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables    $ 2,656         $ 2,966        $    --        $ 1,768(a)     $ 3,854
  Allowance for cash discounts  . . . . . .       607           2,802             --          3,089(b)         320
  Allowance for doubtful notes receivable .     1,300             161             --            564(a)         897
Reserves included in liabilities:
  Environmental remediation . . . . . . . .     2,739           1,029             --            268(c)       3,500
                                               ------         -------        -------        -------        -------

     Total                                     $ 7,302        $ 6,958        $    --        $ 5,689        $ 8,571
                                               =======        =======        =======        =======        =======


DECEMBER 31, 1992: (d)
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables     $ 2,673        $ 1,814        $    --        $ 1,831(a)     $ 2,656
  Allowance for cash discounts  . . . . . .        567          3,265             --          3,225(b)         607
  Allowance for doubtful notes receivable .         --          1,300             --             --          1,300
Reserves included in liabilities:
  Environmental remediation . . . . . . . .      2,364          1,276             --            901(c)       2,739
                                               -------        -------        -------        -------        -------

     Total                                     $ 5,604        $ 7,655        $    --        $ 5,957        $ 7,302
                                               =======        =======        =======        =======        =======


DECEMBER 31, 1991: (d)
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables     $ 2,413        $ 2,069        $    --        $ 1,809(a)     $ 2,673
  Allowance for cash discounts  . . . . . .        634          3,103             --          3,170(b)         567
Reserves included in liabilities:
  Environmental remediation . . . . . . . .      1,250          1,275                           161(c)       2,364
                                               -------        -------        -------        -------        -------

     Total                                     $ 4,297        $ 6,447        $    --        $ 5,140        $ 5,604
                                               =======        =======        =======        =======        =======

______________________


Notes:

(a)   Write offs of uncollectible accounts, less recoveries.

(b)   Cash discounts allowed.

(c)   Payments made.

(d) Certain prior year amounts have been reclassified to conform with the present presentation.

                          CALMAT CO. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)


- ---------------------------------------------------------------------------------------------------
       Col. A                                                               Col. B
- ---------------------------------------------------------------------------------------------------

                                                                  Charged to Costs and Expenses
                                                             --------------------------------------

                                                               1993           1992          1991
                                                             --------------------------------------
Item:

   1.  Maintenance and repairs  . . . . . . . . . . . . .    $ 28,082       $ 30,465       $ 28,964


   2.  Depreciation and amortization of intangible
         assets, pre-operating costs and similar
         deferrals  . . . . . . . . . . . . . . . . . . .       (a)            (a)            (a)

   3.  Taxes, other than payroll and income taxes:

         Real and personal property . . . . . . . . . . .    $  5,530       $  5,327       $  5,437


         Business licenses, permits and
           miscellaneous  . . . . . . . . . . . . . . . .       3,274          3,174          2,726
                                                             --------       --------       --------

                                                             $  8,804       $  8,501       $  8,163
                                                             ========       ========       ========

   4.  Royalties  . . . . . . . . . . . . . . . . . . . .    $  4,913       $  4,532       $  4,970


   5.  Advertising costs  . . . . . . . . . . . . . . . .       (a)            (a)            (a)

______________________



Notes:

(a) Amounts do not exceed one percent of total sales and revenue as reported in the related statements of operation.

                          CALMAT CO. AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

1993                                                      Quarter Ended
- -------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands,
except per share data)                March 31          June 30      Sept. 30        Dec. 31             Year
- -------------------------------------------------------------------------------------------------------------
Total revenues                        $ 62,042(f)      $ 96,444     $ 100,432       $ 94,588        $ 353,506
Gross profit                             6,600(f)        21,966        21,098         15,529           65,193
Net income (loss)                       (2,503)(a)        5,620         4,521(e)       1,578(e)         9,216

Net income (loss) per share(g)            (.11)(a)          .24           .20           0.07(e)           .40

1992                                                      Quarter Ended
- -------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands,
except per share data)                March 31          June 30      Sept. 30        Dec. 31             Year
- -------------------------------------------------------------------------------------------------------------
Total revenues                        $ 67,344         $ 97,272     $ 102,849       $ 82,795        $ 350,260
Gross profit                             8,516           18,563        20,120         11,381           58,580
Net income (loss)                       (8,425)(b)        4,515        (4,566)(c)     (8,028)(d)      (16,504)

Net income (loss) per share (g)           (.36)(b)          .19          (.20)(c)       (.35)(d)         (.71)


(a) Reflects the cumulative effect to January 1, 1993, to adopt the new accounting standard for income taxes of $0.9 million, or $0.04 per share.

(b) Reflects the cumulative effect to January 1, 1992, of the change in accounting for postretirement benefits of $6.0 million, or $0.26 per share.

(c) Includes charge of $9.0 million, or $0.39 per share, to write down the book value of certain developed real estate.

(d) Includes charge of $6.7 million, or $0.29 per share, related to the consolidation of certain construction materials operations.

(e) Includes charge of $0.8 million, or $0.03 per share, related to anticipated settlements of certain property disputes.

(f) Reflects the restatement for assets held for sale which increased revenues by $0.9 million and increased gross profit by $0.2 million from amounts originally reported.

(g) The sum of the quarterly net income per share amounts may not equal the year because quarterly and annual figures are required to be independently calculated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Except for information as to identification and business experience of executive officers which is set forth in Part I of this report, the information called for by Item 10 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 12 of the Company's Proxy Statement dated March 17, 1994 for the April 27, 1994 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated herein by reference to the information included under the caption "Management Remuneration" on pages 6 through 12 in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item 12 is incorporated herein by reference to the information included under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" on pages 2 through 12 of the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item 13 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 12 of the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of this report:

                  (1)     Financial Statements:

                          See Index to Consolidated Financial Statements and Financial Statement Schedules on page 17 of this Annual Report on Form 10-K.

                  (2)     Financial Statement Schedules:

                          See Index to Consolidated Financial Statements and Financial Statement Schedules on page 17 of this Annual Report on Form 10-K.

                  (3)     Exhibits:

                          The following exhibits are included as part of the Company's 1993 Annual Report on Form 10-K Report as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Stockholders may obtain copies of the exhibits not presented herein upon written request to: Secretary, CalMat Co., 3200 San Fernando Road, Los Angeles, CA 90065.

                          Exhibit 3.1:             CalMat Co. Certificate of
                                                  Incorporation, as amended,
                                                  filed as Exhibit 3.1 to the
                                                  Company's 1987 Annual Report
                                                  on Form 10-K, is incorporated
                                                  herein by reference.

                          Exhibit 3.2:             Certificate of Amendment of
                                                  Certificate of Incorporation,
                                                  filed May 20, 1992, with
                                                  Delaware Secretary of State,
                                                  filed as Exhibit 3.2 to the
                                                  Company's 1992 Annual Report
                                                  on Form 10-K, is incorporated
                                                  herein by reference.

                          Exhibit 3.3:             CalMat Co. By-Laws.

                          Exhibit 4.1:             Rights Agreement, dated as
                                                  of September 22, 1987,
                                                  between CalMat Co. and
                                                  Security Pacific National
                                                  Bank, filed as Exhibit 1 to
                                                  the Company's Form 8-K dated
                                                  October 5, 1987, is
                                                  incorporated herein by
                                                  reference.

                          Exhibit 4.2:             First Amendment to Rights
                                                  Agreement, dated as of
                                                  October 26, 1992, between
                                                  CalMat Co. and Bank of
                                                  America, N.T.&S.A., formerly
                                                  known as Security Pacific
                                                  National Bank, filed as
                                                  Exhibit 4.2 to the Company's
                                                  1992 Annual Report on Form
                                                  10-K, is incorporated herein
                                                  by reference.

                          Exhibit 10.1:            Credit Agreement among
                                                  CalMat Co. and "The Banks
                                                  Listed Herein" and Morgan
                                                  Guaranty Trust Company of
                                                  New York, as Agent, dated
                                                  as of August 1, 1988, filed
                                                  as Exhibit E - 10.2 to
                                                  Registrant's 1991 Annual
                                                  Report on Form 10-K, is
                                                  incorporated herein by
                                                  reference.

                          Exhibit 10.2:            Credit Agreement among
                                                  CalMat Co., "Lenders Parties
                                                  Hereto" and the First
                                                  National Bank of Chicago, as
                                                  Agent, dated as of August 20,
                                                  1991, filed as Exhibit F -
                                                  10.3 to the Company's 1991
                                                  Annual Report on Form 10-K,
                                                  is incorporated herein by
                                                  reference.


                          Exhibit 10.3:            Amendment No. One dated
                                                  October 16, 1992 to Credit
                                                  Agreement among CalMat Co.,
                                                  "Lenders Parties Hereto" and
                                                  the First National Bank of
                                                  Chicago, as Agent, dated as
                                                  of August 20, 1991.

                          Exhibit 10.4:            Amendment No. Two dated
                                                  December 28, 1992 to Credit
                                                  Agreement among CalMat Co.,
                                                  "Lenders Parties Hereto" and
                                                  the First National Bank of
                                                  Chicago, as Agent, dated as
                                                  of August 20, 1991.

                          Exhibit 10.5:            Waiver/Amendment No. Three
                                                  dated February 5, 1993 to
                                                  Credit Agreement among CalMat
                                                  Co., "Lenders Parties Hereto"
                                                  and the First National Bank
                                                  of Chicago, as Agent, dated
                                                  as of August 20, 1991.

                          Exhibit 10.6: Amendment No. Four dated February 26, 1993 to Credit
                                                  Agreement among CalMat Co.,
                                                  "Lenders Parties Hereto" and
                                                  the First National Bank of
                                                  Chicago, as Agent, dated as
                                                  of August 20, 1991.

                          Exhibit 10.7:            Credit Agreement dated as of
                                                  June 30, 1992, among CalMat
                                                  Co., as the Borrower, The
                                                  Financial Institutions Listed
                                                  On The Signature Pages
                                                  Hereof, as the Lenders, and
                                                  Bank of America National
                                                  Trust and Savings
                                                  Association, as the Agent,
                                                  filed as Exhibit 10.3 to the
                                                  Company's 1992 Annual Report
                                                  on Form 10-K, is incorporated
                                                  herein by reference.

                          Exhibit 10.8:            First Amendment dated
                                                  January 14, 1993 to Credit
                                                  Agreement dated as of June
                                                  30, 1992, among CalMat Co.,
                                                  as the Borrower, The
                                                  Financial Institutions Listed
                                                  on the Signature Pages
                                                  Hereof, as the Lenders, and
                                                  Bank of America National
                                                  Trust and Savings
                                                  Association, as the Agent.

                          Exhibit 10.9:            Waiver dated February 5,
                                                  1993 to Credit Agreement
                                                  dated as of June 30, 1992,
                                                  among CalMat Co., as the
                                                  Borrower, The Financial
                                                  Institutions Listed on the
                                                  Signature Pages Hereof, as
                                                  the Lenders, and Bank of
                                                  America National Trust and
                                                  Savings Association, as the
                                                  Agent.

                          Exhibit 10.10:           Second Amendment dated
                                                  February 26, 1993 to Credit
                                                  Agreement dated as of June
                                                  30, 1992, among CalMat Co.,
                                                  as the Borrower, The
                                                  Financial Institutions Listed
                                                  on the Signature Pages
                                                  Hereof, as the Lenders, and
                                                  Bank of America National
                                                  Trust and Savings
                                                  Association, as the Agent.

                          Exhibit 10.11:           Note Purchase Agreement
                                                  dated as of July 23, 1993
                                                  between CalMat Co. and
                                                  Metropolitan Life Insurance
                                                  Company, et al.

                         Exhibit 10.12: Amended Employment Agreement between the Company and A.
                                                  Frederick Gerstell, filed as
                                                  Exhibit 10.2 to the Company's
                                                  1990 Annual Report on Form
                                                  10-K, is incorporated herein
                                                  by reference.

                         Exhibit 10.13: Supplemental Executive Retirement Plan between the
                                                  Company and A. Frederick
                                                  Gerstell, filed as Exhibit
                                                  10.3 to the Company's 1990
                                                  Annual Report on Form 10-K,
                                                  is incorporated herein by
                                                  reference.

                         Exhibit 10.14: Amended Employment Agreement between the Company and Scott
                                                  J Wilcott, filed as Exhibit
                                                  10.6 to the Company's 1990
                                                  Annual  Report on Form 10-K,
                                                  is incorporated herein by
                                                  reference.


                         Exhibit 10.15: Amended Employment Agreement between the Company and Paul
                                                  Stanford, filed as Exhibit
                                                  10.9 to the Company's 1992
                                                  Annual Report Form 10-K, is
                                                  incorporated herein by
                                                  reference.

                         Exhibit 10.16: Letter Agreement Regarding Employment between the
                                                  Company and Delbert H.
                                                  Tanner, executed May 27,
                                                  1993.

                         Exhibit 10.17: Letter Agreement Regarding Employment between the
                                                  Company and H. James
                                                  Gallagher, executed August
                                                  12, 1993.

                         Exhibit 10.18: Thrift and Profit Sharing Retirement Plan and Money
                                                  Purchase Pension Plan for
                                                  Employees of CalMat Co.,
                                                  dated January 1, 1989, filed
                                                  as Exhibit 10.8 to the
                                                  Company's 1989 Annual Report
                                                  on Form 10-K, is incorporated
                                                  herein by reference.

                         Exhibit 10.19: Trust Agreement pursuant to the Thrift and Profit Sharing
                                                  Retirement Plan and the Money
                                                  Purchase Pension Plan for
                                                  Employees of CalMat Co.,
                                                  dated October 24, 1989, filed
                                                  as Exhibit 10.9 to the
                                                  Company's 1989 Annual Report
                                                  on Form 10-K, is incorporated
                                                  herein by reference.

                         Exhibit 10.20: Stock Option Plan for Executive and Key Employees of CalMat Co., filed as
                                                  Exhibit 4 to the Company's
                                                  Form S-8 Registration
                                                  Statement (#33-8770)
                                                  effective October 6, 1986, is
                                                  incorporated herein by
                                                  reference.

                         Exhibit 10.21: 1987 Stock Option Plan for Executive and Key Employees of CalMat Co., as amended, filed as Exhibit 4 to the Company's Form S-8
                                                  Registration Statement
                                                  (#33-18760) effective
                                                  December 19, 1987, is
                                                  incorporated herein by
                                                  reference.

                         Exhibit 10.22: Non-qualified Deferred Compensation Plan for
                                                  Selected Executives of CalMat
                                                  Co, filed as Exhibit 10.12 to
                                                  the Company's 1990 Annual
                                                  Report on Form 10-K, is
                                                  incorporated herein by
                                                  reference.

                         Exhibit 10.23: 1990 Stock Option Plan for Executive and Key Employees of CalMat Co., filed as
                                                  Exhibit 4.1 to the Company's
                                                  Form S-8 Registration
                                                  Statement (#33-43558)
                                                  effective October 28, 1991,
                                                  is incorporated herein by
                                                  reference.

                         Exhibit 10.24: Amended and Restated 1993 Stock Option Plan for
                                                  Officers, Directors and Key
                                                  Employees of CalMat Co. filed
                                                  as Exhibit A to the Company's
                                                  Proxy Statement dated March
                                                  17, 1994, is incorporated
                                                  herein by reference.

                         Exhibit 21.1:            Subsidiaries of the Company.

                         Exhibit 22.1: The Company's definitive Proxy Statement filed with the Commission on March 16,
                                                  1994 and mailed to the
                                                  Company's stockholders on
                                                  March 17, 1994, is
                                                  incorporated herein by
                                                  reference.

                         Exhibit 23.1:            Consent of Coopers &
                                                  Lybrand, certified public
                                                  accountants, to incorporation
                                                  by reference in the
                                                  Registration Statements on
                                                  Form S-8 (#33-8770, #33-18760
                                                  and #33-43558) and the
                                                  related prospectuses
                                                  pertaining to the Stock
                                                  Option Plan for Executive and
                                                  Key Employees of CalMat Co.,
                                                  the 1987 Stock Option Plan
                                                  for Executive and Key
                                                  Employees of CalMat Co. and
                                                  the 1990 Stock Option Plan
                                                  for Executive and Key
                                                  Employees of CalMat Co.,
                                                  respectively, is on page 43
                                                  of this Annual Report on Form
                                                  10-K.



         (b)     Reports on Form 8-K:

                 There were no Form 8-K reports filed by the Company during the fourth quarter of 1993.

                                   CALMAT CO.
                           PROPERTY OWNED AND LEASED
                            AS OF DECEMBER 31, 1993

                                                                                       ACREAGE  (A)
                                                                  --------------------------------------------------
                                                                                                JOINT
                                                                     OWNED        LEASED        VENTURES      TOTAL
                                                                  --------------------------------------------------
CONCRETE AND AGGREGATES:  (b)
   Production and sales property  . . . . . . . . . . . . . . .       6,975        6,001                      12,976
   Reserve property held for future production/not zoned  . . .       3,521        1,195                       4,716
   Fully depleted property  . . . . . . . . . . . . . . . . . .         525                                      525
   Reserve property held for future production/zoned  . . . . .         377                                      377
   Joint ventures, partnerships, partially owned subsidiaries .                                     757          757
                                                                  --------------------------------------------------
            Total Concrete and Aggregates Division  . . . . . .      11,398        7,196            757       19,351

ASPHALT:
   Production and sales property  . . . . . . . . . . . . . . .         559          436                         995
   Property leased to others/miscellaneous property . . . . . .           5            3                           8
                                                                  --------------------------------------------------
            Total Asphalt Division  . . . . . . . . . . . . . .         564          439                       1,003

PROPERTIES:
   Developable  . . . . . . . . . . . . . . . . . . . . . . . .       1,049                          13        1,062
   Improved property/finished lots  . . . . . . . . . . . . . .          64            3                          67
   Improved property/fully developed  . . . . . . . . . . . . .          83            2                          85
   Landfill/permitted . . . . . . . . . . . . . . . . . . . . .         141           34                         175
   Public storage . . . . . . . . . . . . . . . . . . . . . . .          48                                       48
   Property leased to others  . . . . . . . . . . . . . . . . .         103            8                         111
   Miscellaneous properties (c) . . . . . . . . . . . . . . . .      12,109                                   12,109
                                                                   -------------------------------------------------
            Total Properties Division . . . . . . . . . . . . .      13,597           47             13       13,657

            Total All Divisions . . . . . . . . . . . . . . . .      25,559        7,682            770       34,011
                                                                   ========    =========        =======    =========

______________________

(a) The Company's continuing program of evaluating the best use of property may result in reclassification of properties between categories from time to time.

(b) Certain land in the Concrete and Aggregates Division is leased on a short-term basis as undeveloped property and the revenues generated are reported in the Properties Division.

(c) Consists of numerous parcels which have limited access and of which approximately 59% are located in the Mojave Desert, Kern County, California.

                                   CALMAT CO.
                   SCHEDULE OF ESTIMATED AGGREGATES RESERVES
                            AS OF DECEMBER 31, 1993
                             (AMOUNTS IN MILLIONS)



                                                          TONS OWNED              TONS LEASED             TOTAL TONS
                                                          ----------------------------------------------------------
Aggregates Reserves . . . . . . . . . . . . .               1,042.5                  736.8                 1,779.3

                       CONSENT OF INDEPENDENT ACCOUNTANTS



        We consent to the incorporation by reference in the Registration Statements of CalMat Co. and subsidiaries on Form S-8 (File Numbers 33-8770, 33-18760 and 33-43558) of our report dated February 21, 1994, on our audits of the consolidated financial statements and financial statement schedules of CalMat Co. and subsidiaries as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, which report is included in this Annual Report on Form 10-K.



COOPERS & LYBRAND


Los Angeles, California
March 17, 1994

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CalMat Co.

                                    By  /s/     A. FREDERICK GERSTELL
                                       --------------------------------------
                                                A. Frederick Gerstell,
                                           Chairman of the Board, President,
                                             Chief Executive Officer and
                                                Chief Operating Officer

February 22, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                  CAPACITY                  DATE
             ---------                  --------                  ----
 /s/   A. FREDERICK GERSTELL
- -------------------------------
       A. Frederick Gerstell       Chairman of the Board,      February 22, 1994
                                  President, Chief Executive
                                 Officer and Chief Operating
                                     Officer and Director

 /s/   H. JAMES GALLAGHER
 ------------------------------
      H. James Gallagher          Executive Vice President-    February 22, 1994
                                      Finance and Chief
                                      Financial Officer


 /s/      EDWARD J. KELLY
 ------------------------------
          Edward J. Kelly           Senior Vice President-     February 22, 1994
                                     Treasurer and Chief
                                      Financial Officer



 /s/     JOHN C. ARGUE
 ------------------------------
         John C. Argue                    Director             February 22, 1994


 /s/     HARRY M. CONGER
 ------------------------------
         Harry M. Conger                  Director             February 22, 1994



          SIGNATURE                      CAPACITY                DATE
          ---------                      --------                ----
 /s/   RAYBURN S. DEZEMBER
 -----------------------------
       Rayburn S. Dezember               Director             February 22, 1994



 /s/   BERT A. GETZ
- ------------------------------
       Bert A. Getz                      Director             February 22, 1994



 /s/   RICHARD A. GRANT, JR.
- ------------------------------
       Richard A. Grant, Jr.             Director             February 22, 1994



 /s/   GROVER R. HEYLER
- ------------------------------
       Grover R. Heyler                  Director             February 22, 1994



 /s/   WILLIAM T. HUSTON
- ------------------------------
       William T. Huston                 Director             February 22, 1994



 /s/   WILLIAM JENKINS
- ------------------------------
       William Jenkins                   Director             February 22, 1994



 /s/   THOMAS L. LEE
- ------------------------------
       Thomas L. Lee                     Director             February 22, 1994



 /s/   THOMAS M. LINDEN
- ------------------------------
       Thomas M. Linden                  Director             February 22, 1994



 /s/   STUART T. PEELER
- ------------------------------
       Stuart T. Peeler                  Director             February 22, 1994