Form 10-Q
period 1994-03-31
CALMAT CO
filed 1994-05-13
CIK 23533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM___________________TO___________________

        Commission File Number 1-7035

                                    CALMAT CO.
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

       Delaware                                                 95-0645790
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              Identification No.)

           3200 San Fernando Road, Los Angeles, California      90065
_______________________________________________________________________________
                   (Address of principal executive offices)   (ZIP Code)

Registrant's telephone number, including area code           (213) 258-2777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               YES [X]  NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                               YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

23,138,769 shares of Common Stock were outstanding at May 11, 1994.

                                   CALMAT CO.

                                     INDEX


PART I - FINANCIAL INFORMATION                                            PAGE

        Item 1.          Financial Statements

                (a)      Consolidated Balance Sheets:
                         March 31, 1994 and December 31, 1993                3

                (b)      Consolidated Statements of Operations:
                         For the Three Months Ended
                         March 31, 1994 and 1993                             4

                (c)      Consolidated Statements of Cash Flow:
                         For the Three Months Ended
                         March 31, 1994 and 1993                             5

                (d)      Notes to the Consolidated Financial Statements      6

        Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       7


PART II - OTHER INFORMATION


        Item 1.          Legal Proceedings                                  10

        Item 4.          Submission of Matters to a Vote of Security
                         Holders                                            10

        Item 5.          Other Information                                  12

        Item 6.          Exhibits and Reports on Form 8-K                   12

        Signatures                                                          13

                                                CALMAT CO.

                                        CONSOLIDATED BALANCE SHEETS
                                          (amounts in thousands)


                                                                           March 31,      December 31,
                                                                                1994              1993
                                                                       =============      ============
         ASSETS                                                          (unaudited)

Current assets:
   Cash and cash equivalents                                           $       4,081      $     10,596
   Trade accounts receivable, less allowance
      for discounts and doubtful accounts
      ($4,227 in 1994 and $4,174 in 1993)                                     58,090            63,835
   Income taxes receivable                                                     1,054             1,564
   Inventories                                                                 6,093             5,581
   Prepaid expenses and other                                                  4,051             4,152
   Deferred income taxes                                                       7,499             7,499
   Installment notes receivable                                                1,893             2,902
                                                                       -------------      ------------
         Total current assets                                                 82,761            96,129
Installment notes receivable and other assets                                 33,145            32,205
Costs in excess of net assets of subsidiaries                                 55,061            55,484
Property, plant and equipment, at cost:
   Land and deposits                                                         183,103           182,484
   Buildings, machinery and equipment                                        471,930           469,185
   Construction in progress                                                   13,999            14,493
                                                                       -------------      ------------
                                                                             669,032           666,162
   Less:  Accumulated depreciation and depletion                            (251,528)         (245,085)
                                                                       -------------      ------------
         Property, plant and equipment, net                                  417,504           421,077
         Total assets                                                  $     588,471      $    604,895
                                                                       =============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $      14,686      $     18,810
   Accrued liabilities                                                        25,310            29,293
   Notes and bonds payable - current portion                                   3,943             5,852
   Federal and state income taxes                                                832               -
   Dividends payable                                                           2,314             2,311
                                                                       -------------      ------------
      Total current liabilities                                               47,085            56,266
Notes and bonds payable - long term portion                                  102,757           109,635
Other liabilities and deferred credits                                        17,724            17,724
Deferred income taxes                                                         70,167            70,224
                                                                       -------------      ------------
      Total liabilities                                                      237,733           253,849
                                                                       -------------      ------------
Stockholders' Equity:
   Common stock                                                               23,139            23,109
   Additional paid-in capital                                                 39,897            39,202
   Retained earnings                                                         287,702           288,735
                                                                       -------------      ------------
      Total stockholders' equity                                             350,738           351,046
                                                                       -------------      ------------
      Total liabilities and stockholders' equity                       $     588,471      $    604,895
                                                                       =============      ============



See accompanying notes to consolidated financial statements.

                                                CALMAT CO.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited, amounts in thousands, except per share data)

                                                                               Three months ended
                                                                                    March 31,

                                                                                1994              1993
                                                                       =============      ============
Revenues:
   Net sales and operating revenues                                    $      78,423      $     61,632
   Gains on sales of real estate                                                 553               -
   Other income                                                                  539               410
                                                                       -------------      ------------
                                                                              79,515            62,042
                                                                       -------------      ------------

Costs and expenses:
   Cost of products sold and operating expenses                               65,911            55,442
   Selling, general and administrative expenses                                9,594            10,459
   Interest expense                                                            1,311             1,628
   Other expense                                                                 402               217
                                                                       -------------      ------------
                                                                              77,218            67,746
                                                                       -------------      ------------

Income (loss) before taxes and cumulative effect
   of change in accounting principle                                           2,297            (5,704)

Federal and state income taxes                                                   844            (2,282)
                                                                       -------------      ------------

Income (loss) before cumulative effect of change
   in accounting principle                                                     1,453            (3,422)

Cumulative effect of change in
   accounting principle                                                          -                 919
                                                                        -------------     ------------

Net income (loss)                                                      $       1,453      $     (2,503)
                                                                       =============      ============

Per Share Data:

Income (loss) before cumulative effect of change
   in accounting principle                                             $        0.06      $      (0.15)

Cumulative effect of change
   in accounting principle                                                       -                0.04
                                                                       -------------      ------------

Net income (loss) per share                                            $        0.06      $      (0.11)
                                                                       =============      ============

Weighted average shares outstanding                                           23,286            23,130
                                                                       =============      ============

Cash dividends per share                                               $        0.10      $       0.10
                                                                       =============      ============





See accompanying notes to consolidated financial statements.

                                                CALMAT CO.

                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (unaudited, amounts in thousands)

                                                                                Three months ended
                                                                                   March 31,
                                                                                1994              1993
                                                                       =============      ============
OPERATING ACTIVITIES:
   Net income (loss)                                                   $       1,453      $     (2,503)
   Depreciation, cost depletion and amortization                               7,565             8,188
   Cumulative effect of change
     in accounting principle                                                     -                (919)
   Other                                                                      (2,649)            1,072
                                                                       -------------      ------------
      Cash provided by operating activities                                    6,369             5,838
                                                                       -------------      ------------


INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                  (3,537)           (3,471)
   Other                                                                       1,091             1,573
                                                                       -------------      ------------
      Cash used for investing activities                                      (2,446)           (1,898)
                                                                       -------------      ------------


FINANCING ACTIVITIES:
   Notes payable to banks                                                     (6,000)            9,000
   Principal payments on notes and bonds payable                              (2,787)             (592)
   Payment of cash dividends                                                  (2,311)           (3,694)
   Other                                                                         660              (228)
      Cash provided by (used for)                                      -------------      ------------
        financing activities                                                 (10,438)            4,486
                                                                       -------------      ------------

Increase (decrease) in cash and cash equivalents                              (6,515)            8,426
      Balance, beginning of period                                            10,596               -
                                                                       -------------      ------------
      Balance, end of period                                           $       4,081      $      8,426
                                                                       =============      ============



See accompanying notes to consolidated financial statements.

                                 CALMAT CO.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1993 Annual Report.

2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average equivalent shares of common stock outstanding.

3. Included in cash at March 31, 1994 and December 31, 1993 was $1.1 million and $1.5 million, respectively, of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

                                 CALMAT CO.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
================================================================================

Results of Operations
- - ---------------------

The Company reported net income of $1.5 million, or $0.06 per share, for the first quarter of 1994 compared with a net loss of $2.5 million, or $0.11 per share, for the prior year's first quarter. First quarter 1993 results include an after-tax credit of $0.9 million, or $0.04 per share, resulting from adoption of the new accounting standard for accounting for income taxes (SFAS 109). The earnings improvement is due, in part, to strengthening construction activity particularly in the Company's Arizona and New Mexico market areas, the Company's cost reduction efforts, less inclement weather in California during the current quarter, and emergency repair work resulting from the January 17, 1994 Los Angeles earthquake.

Business segment information for the three months ended March 31, 1994 and 1993 is as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                1994              1993
                                                                       =============      ============
                                                                                 (unaudited,
                                                                            amounts in thousands)
Revenues:

Asphalt                                                                $      28,902      $     21,825
Concrete and Aggregate                                                        49,303            38,842
Properties                                                                     6,399             5,400
Corporate and Other                                                              539               410
Intersegment Sales                                                            (5,628)           (4,435)
                                                                       -------------      ------------
                                                                       $      79,515      $     62,042
                                                                       =============      ============

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                1994              1993
                                                                       =============      ============
                                                                                  (unaudited,
                                                                            amounts in thousands)

Income (loss) before income taxes and cumulative effect of change in accounting principle:

Asphalt                                                                $         692      $     (2,028)
Concrete and Aggregates                                                        1,870            (2,451)
Properties                                                                     2,837             2,147
Corporate and unallocated expenses, net                                       (3,359)           (3,561)
Other income                                                                     257               189
                                                                       -------------      ------------
                                                                       $       2,297      $     (5,704)
                                                                       =============      ============

Total revenues by segment include both sales to unaffiliated customers, as reported in the Company's consolidated statement of operations, and intersegment sales. Gains from ongoing real estate sales are included in Properties Division revenue. Intersegment sales represents sales of aggregates by the Concrete and Aggregates Division to the Asphalt Division. Income from operations by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and unallocated expenses include corporate administrative expenses, interest expense and support expenses not allocated to business segments. Other income includes interest income, gains/losses on sale of fixed assets and other miscellaneous items.

                              CALMAT CO.

Some illustration of the environment in which CalMat is presently operating is provided by the table that follows. Residential and non-residential building is measured by dollar volume of building permits issued, and heavy construction is measured by contract awards.

                               California Construction Trends and Forecasts*
                                       (dollar amounts in billions)


                                            Residential     Non-Residential       Heavy
                                             Building          Building       Construction     Total

1992 Actual                                 $ 15.0             $  8.4           $  5.9        $ 29.3
1993 Preliminary                              12.9                7.6              6.1          26.6
1994 Forecast                                 15.1                7.8              6.4          29.3
1992/1993 Change                              -14%               -10%               3%           -9%
1993/1994 Change                               17%                 3%               5%           10%


*Source:  Construction Industry Research Board, April 1994.

Business conditions continue to improve in Arizona and New Mexico. According to F.W. Dodge Construction Potentials Bulletin, overall construction spending increased 32% in these two states during the first two months of 1994 compared with 1993. The increase was primarily driven by a sizeable increase in the residential sector partially offset by a decrease in the heavy construction sector.


Concrete and Aggregate Division

Revenues in the Concrete and Aggregates Division were $49.3 million in the first quarter of 1994, up $10.5 million, or 27% compared with the corresponding 1993 period. The increase was due to the combination of higher unit sales volume and higher average selling prices for both aggregates and ready mixed concrete. Aggregates sales volume by category is shown below.

                                                                           Aggregates - Tons Sold
                                                                           (amounts in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                1994              1993
                                                                       =============      ============

Sales to outside customers                                                     3,849             3,322
Used in Ready Mixed Concrete                                                     649               575
Sales to Asphalt Division                                                      1,007               810
                                                                       -------------      ------------
                                                                               5,505             4,707
                                                                       =============      ============

Ready mixed concrete sales volume was 482,000 cubic yards in the first quarter of 1994 compared with 404,000 cubic yards sold in the corresponding 1993 period.

The Division's pre-tax income from operations increased to $1.9 million in the most recent quarter compared with a loss of $2.5 million in the year earlier quarter. Aggregates gross profit was higher in the first quarter due to a 5% increase in average selling prices and a 17% increase unit sales volume. Ready mixed concrete gross profit was also higher in the first quarter due to an 11% increase in average selling prices and a 19% increase in unit sales volume. Average unit production costs for both aggregates and ready mixed concrete were essentially unchanged from the prior year.

                              CALMAT CO.

Asphalt Division
- - ----------------

Revenues in the Asphalt Division were $28.9 million in the first quarter of 1994, up $7.1 million, or 32% compared with the corresponding 1993 period. The increase was mainly due to a 27% increase in asphalt tonnage sold. Approximately 12% to 13% of the Division's total revenues consists of sales of miscellaneous products and services such as Guardtop, Oil Spread, Petromat, equipment rentals, etc. The Division's pre-tax income from operations increased to $0.7 million in the most recent quarter compared with a loss of $2.0 million in the year earlier quarter. The improvement is the result of a 27% increase in asphalt tonnage sold and lower unit production costs.


Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.8 million in first quarter of 1994, up $0.4 million from revenues of $5.4 million in the corresponding 1993 period. The increase in revenue for the current quarter is primarily due to increased revenues from landfill operations due in part to increased activity related to the January 17, 1994 Los Angeles earthquake. Pre-tax income from operations includes income from: rental of properties, self-storage operations, commercial inert landfills and gains from real estate sales. Pre-tax income from operations was $2.8 million in the most recent quarter compared with $2.1 million in the year earlier quarter. The increase is due primarily to gains from real estate sales which were $0.6 million in the current quarter compared with no gains in the comparable 1993 period.


Other
- - -----

Selling, general and administrative expenses decreased $0.9 million, or 8%, in the first quarter of 1994 compared with the same quarter of 1993. This reflects management's continuing efforts to reduce these expenses.


Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents amounted to $4.1 million at March 31, 1994 compared with $10.6 million at December 31, 1993.

Cash provided by operating activities was $6.4 million for the three months ended March 31, 1994. Cash used for investing activities was $2.4 million, including $3.5 million for the purchase of property, plant, and equipment offset by proceeds from the sale of other properties and fixed assets of $0.7 million.
Cash used for financing activities was $10.4 million, including $2.3 million for cash dividends to stockholders and an $8.8 million net decrease in debt. Overall, cash and cash equivalents decreased $6.5 million during the first three months of 1994.

Working capital totaled $35.7 million at March 31, 1994, down from $39.9 million at December 31, 1993.

Total consolidated long-term and short-term borrowings at March 31, 1994 and December 31, 1993 were $106.7 million and $115.5 million, respectively. Debt as a percent of total capitalization was 23.3% and 24.8%, at March 31, 1994 and December 31, 1993, respectively.

During 1993, the Company restricted capital expenditures in order to conserve cash. Capital expenditures in 1994 are expected to return to, or exceed, prior year spending levels. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1994.

                              CALMAT CO.

                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

   During 1990, the lawsuits which had been pending against the Company and its directors in connection with actions taken by the Company which involved Brierley Investments Limited and Onoda U.S.A., Inc. ("Onoda USA") were settled and dismissed, with the court permitting stockholders not wishing to participate in the settlement to "opt out." An appeal challenging the settlement was also dismissed and the time for filing further appeals has lapsed. In November 1990, a lawsuit was filed against the Company and its directors in Delaware Chancery Court by a stockholder who had opted out of the settlement, purporting to represent a class of similarly situated stockholders and alleging misrepresentations and breach of fiduciary duty in connection with the matters which were the subject of the original lawsuits. As a result of rulings of the Court made in October 1993, the action was limited to an individual action against the Company only, and only on the claim of misrepresentation. Subsequent to the end of the quarter, on May 2, 1994, agreement in principle was reached between the Company and the plaintiffs to settle and dismiss this action in consideration of a payment by the Company of $200,000. Final settlement documents are being prepared and are expected to be executed in the near future.


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

   The annual meeting of stockholders of the Company was held in Los Angeles, California, on April 27, 1994, to:

   1. Elect eleven directors, comprising the entire Board of Directors, to serve during the ensuing year and until their successors are elected or appointed. The nominees were John
         C. Argue, Harry M. Conger, Rayburn S. Dezember, A. Frederick Gerstell, Richard A. Grant, Jr., Grover R. Heyler, William T. Huston, William Jenkins, Thomas L. Lee, Thomas M. Linden and Stuart T. Peeler.

   2. Ratify the selection by the Company's Board of Directors of auditors for 1994.

   3. Consider and act upon a proposal that the Company's stockholders approve the Amended and Restated 1993 Stock
         Option Plan for Officers, Directors and Key Employees, adopted on January 25, 1994 and recommended by the Company's Board of Directors.

   The results of the meeting are as follows:

Shares outstanding and entitled to vote:                          23,136,077
Total shares voted:                                               21,411,890
% of shares outstanding:                                              92.548

                                                                            Broker
Proposal 1, Directors                         For         Withheld       Non-Votes
=====================                  ==========         ========       =========

Argue, J. C.                           20,914,946          496,944             -0-
  % of votes cast                          97.679            2.321
  % of shares outstanding                  90.400            2.148

Conger, H. M.                          20,946,960          464,930             -0-
  % of votes cast                          97.829            2.171
  % of shares outstanding                  90.538            2.010

Dezember, R. S.                        20,946,420          465,470             -0-
  % of votes cast                          97.826            2.174
  % of shares outstanding                  90.536            2.012

                               CALMAT CO.

                                                                            Broker
Proposal 1, Directors (continued)             For         Withheld       Non-Votes
=================================      ==========         ========       =========

Gerstell, A. F.                        20,868,960          542,930             -0-
  % of votes cast                          97.464            2.536
  % of shares outstanding                  90.201            2.347

Grant, R. A.                           20,946,960          464,930             -0-
  % of votes cast                          97.829            2.171
  % of shares outstanding                  90.538            2.010

Heyler, G. R.                          20,944,660          467,230             -0-
  % of votes cast                          97.818            2.182
  % of shares outstanding                  90.528            2.019

Huston, W. T.                          20,946,028          465,862             -0-
  % of votes cast                          97.824            2.176
  % of shares outstanding                  90.534            2.014

Jenkins, W.                            20,921,550          490,340             -0-
  % of votes cast                          97.710            2.290
  % of shares outstanding                  90.428            2.119

Lee, T. L.                             20,915,846          496,044             -0-
  % of votes cast                          97.683            2.317
  % of shares outstanding                  90.404            2.144

Linden, T. M.                          20,947,060          464,830             -0-
  % of votes cast                          97.829            2.171
  % of shares outstanding                  90.539            2.009

Peeler, S. T.                          20,892,360          519,530             -0-
  % of votes cast                          97.574            2.426
  % of shares outstanding                  90.302            2.246

                                                                                             Broker
Proposal 2, Auditors                          For          Against     Abstentions        Non-Votes
====================                   ==========          =======     ===========        =========

Shares:                                21,343,643           23,506          44,741              -0-
% of shares outstanding:                   92.253             .102            .193
% of shares voted:                         99.681             .110            .209

                                                                                             Broker
Proposal 3, Stock Option Plan                 For          Against     Abstentions        Non-Votes
=============================          ==========        =========     ===========        =========

Shares:                                18,652,285        1,889,787         869,818              -0-
% of shares outstanding:                   80.620            8.168           3.760
% of shares voted:                         87.112            8.826           4.062

        All directors listed above were elected at the meeting. There was no other director whose term of office as a director continued after the meeting.

                              CALMAT CO.

Item 5.  Other Information
- - --------------------------

        On March 24, 1994, the Company filed a registration statement on Form S-3 under the Securities Act of 1933 for an offering of up to 3,162,500 shares, which includes an overallotment option of 412,500 shares, of common stock. On April 26, 1994, prior to the registration statement becoming effective, the Company announced that it had postponed the offering pending more favorable market conditions.



Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------


        (a)     None.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                              CALMAT CO.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CALMAT CO.
                                        ---------------------------------------
                                                        (Registrant)




Date:   May 12, 1994                     By:___________________________________
                                            Paul Stanford
                                            Senior Vice President -
                                            Administration General Counsel, and
                                            Secretary




Date:   May 12, 1994                      By:__________________________________
                                             H. James Gallagher
                                             Executive Vice President - Finance
                                             and Chief Financial Officer