Form 10-Q
period 1994-06-30
CALMAT CO
filed 1994-08-12
CIK 23533

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO __________

      Commission File Number 1-7035

                            CALMAT CO.


            (Exact name of registrant as specified in its charter)

            Delaware                                        95-0645790
- - -------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         Identification No.)

    3200 San Fernando Road, Los Angeles, California               90065
- - ------------------------------------------------------------------
    (Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code  (213) 258-2777

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

23,138,769 shares of Common Stock were outstanding at August 3,
1994.
                             Page 1
- - -----------------------------------------------------------------------------

                            CALMAT CO.

                              INDEX
                              -----


PART I - FINANCIAL INFORMATION                                            PAGE

      Item 1.     Financial Statements

            (a)   Consolidated Balance Sheets:
                  June 30, 1994 and December 31, 1993                      3

            (b)   Consolidated Statements of Operations:
                  For the Three and Six Months Ended June 30,
                  1994 and 1993                                            4

            (c)   Consolidated Statements of Cash Flow:
                  For the Six Months Ended June 30, 1994 and
                  1993                                                     5

            (d)   Notes to the Consolidated Financial Statements           6


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7


PART II - OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K                        10

      Signatures                                                          11
                             Page 2
- - -----------------------------------------------------------------------------

                            CALMAT CO.
                  CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands)

                                                 June 30,     December 31,
                                                     1994             1993
                                               ----------       ----------
      ASSETS                                  (unaudited)

Current assets:
   Cash and cash equivalents                   $      569      $    10,596
   Trade accounts receivable, less
      allowance for discounts and
      doubtful accounts ($3,916 in
      1994 and $4,174 in 1993)                     67,410           63,835
   Income taxes receivable                            210            1,564
   Inventories                                      6,362            5,581
   Prepaid expenses and other                       3,778            4,152
   Deferred income taxes                            7,499            7,499
   Installment notes receivable                     2,120            2,902
                                               ----------       ----------
      Total current assets                         87,948           96,129
Installment notes receivable and other assets      33,042           32,205
Costs in excess of net assets of subsidiaries      54,639           55,484
Property, plant and equipment, at cost:
   Land and deposits                              183,631          182,484
   Buildings, machinery and equipment             473,053          469,185
   Construction in progress                        19,769           14,493
                                               ----------       ----------
                                                  676,453          666,162
   Less:  Accumulated depreciation
      and depletion                              (257,605)        (245,085)
                                               ----------       ----------
          Property, plant and equipment, net      418,848          421,077
                                               ----------       ----------
          Total assets                         $  594,477      $   604,895
                                               ==========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $   20,509       $   18,810
   Accrued liabilities                             25,823           29,293
   Notes and bonds payable - current portion        3,897            5,852
   Federal and state income taxes                   2,091              -
   Dividends payable                                2,314            2,311
                                               ----------       ----------
      Total current liabilities                    54,634           56,266
Notes and bonds payable - long term portion        99,471          109,635
Other liabilities and deferred credits             17,724           17,724
Deferred income taxes                              69,030           70,224
      Total liabilities                           240,859          253,849
                                               ----------       ----------
Stockholders' Equity:
   Common stock                                    23,139           23,109
   Additional paid-in capital                      39,897           39,202
   Retained earnings                              290,582          288,735
                                               ----------       ----------
      Total stockholders' equity                  353,618          351,046
                                               ----------       ----------
      Total liabilities and stockholders'
          equity                               $  594,477       $  604,895
                                               ==========       ==========


See accompanying notes to consolidated financial statements.

                              Page 3
- - -----------------------------------------------------------------------------

                            CALMAT CO.
               CONSOLIDATED STATEMENTS OF OPERATIONS
      (unaudited, amounts in thousands, except per share data)


                                      Three months ended     Six months ended
                                            June 30,              June 30,
                                        1994       1993       1994       1993
                                   ---------  ---------  ---------  ---------

Revenues:
   Net sales and operating revenues$  93,209  $  93,432  $ 171,632  $ 155,064
   Gains on sales of real estate         -        1,720        553      1,720
   Other income                          442      1,292        981      1,702
                                   ---------  ---------  ---------  ---------
                                      93,651     96,444    173,166    158,486

Costs and expenses:
   Cost of products sold and
     operating expenses               73,247     74,478    139,158    129,920
   Selling, general and administrative
     expenses                         10,232     10,553     19,826     21,012
   Interest expense                    1,192      1,833      2,503      3,461
   Other expense                         768        213      1,170        430
                                   ---------  ---------  ---------  ---------
                                      85,439     87,077    162,657    154,823
                                   ---------  ---------  ---------  ---------

Income before taxes and cumulative
   effect of change in accounting
   principle                           8,212      9,367     10,509      3,663

Federal and state income taxes         3,018      3,747      3,862      1,465
                                   ---------  ---------  ---------  ---------
Income before cumulative effect of
   change in accounting principle      5,194      5,620      6,647      2,198

Cumulative effect of change in
   accounting principle                  -          -          -          919
                                   ---------  ---------  ---------  ---------
Net income                         $   5,194  $   5,620  $   6,647  $   3,117
                                   =========  =========  =========  =========


Per Share Data:

Income before cumulative effect of change
   in accounting principle         $    0.22  $    0.24  $    0.29  $    0.13

Cumulative effect of change in
   accounting principle                  -          -           -         -
                                   ---------  ---------  ---------  ---------
Net income per share               $    0.22  $    0.24  $    0.29  $    0.13
                                   =========  =========  =========  =========
Weighted average shares
   outstanding                        23,219     23,118     23,249     23,119
                                   =========  =========  =========  =========

Cash dividends per share           $    0.10  $    0.10  $    0.20  $    0.20
                                   =========  =========  =========  =========


See accompanying notes to consolidated financial statements.

                             Page 4
- - -----------------------------------------------------------------------------

                            CALMAT CO.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                (unaudited, amounts in thousands)


                                                    Six months ended
                                                         June 30,
                                                    1994             1993
                                               ----------       ----------
OPERATING ACTIVITIES:
   Net income (loss)                           $    6,647       $    3,117
   Depreciation, cost depletion and
      amortization                                 15,056           16,159
   Cumulative effect of change in accounting
      principle                                       -               (919)
   Other                                           (5,431)          (7,190)
                                               ----------       ----------
      Cash provided by operating activities        16,272           11,167
                                               ----------       ----------


INVESTING ACTIVITIES:
   Purchase of property, plant and equipment      (11,902)          (6,432)
   Other                                            1,642            4,415
                                               ----------       ----------
      Cash used for investing activities          (10,260)          (2,017)
                                               -----------      ----------


FINANCING ACTIVITIES:
   Notes payable to banks                          (6,000)           4,000
   Principal payments on notes and bonds payable   (6,119)            (818)
   Payment of cash dividends                       (4,625)          (6,001)
   Other                                              705           (1,876)
                                               ----------       ----------
      Cash provided by (used for) financing
        activities                                (16,039)          (4,695)
                                               ----------       ----------

Increase (decrease) in cash and cash equivalents  (10,027)           4,455
      Balance, beginning of period                 10,596              -
                                               ----------       ----------
      Balance, end of period                   $      569       $    4,455
                                               ==========       ==========


See accompanying notes to consolidated financial statements.

                             Page 5
- - -----------------------------------------------------------------------------

                            CALMAT CO.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)



1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1993 Annual Report on Form 10-K, filed with the Commission on March 24, 1994.


2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average equivalent shares of common stock outstanding.

3. Included in cash at June 30, 1994 and December 31, 1993 was $0.6 million and $1.5 million, respectively, of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

                             Page 6
- - -----------------------------------------------------------------------------

                            CALMAT CO.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations
- - ---------------------

The Company reported net income of $5.2 million, or $0.22 per share, for the second quarter of 1994 compared with $5.6 million, or $0.24 per share, for the prior year's second quarter.

The Company reported net income of $6.6 million, or $0.29 per share, for the six months ended June 30, 1994 compared with net income of $3.1 million, or $0.13 per share, for the comparable period in 1993. The 1993 results include an after-tax credit of $0.9 million, or $0.04 per share, resulting from adoption of the new accounting standard for accounting for income taxes (SFAS 109).

Business segment information for the three and six months ended
June 30, 1994 and 1993 is as follows:

                                    Three months ended     Six months ended
                                          June 30,              June 30,
                                      1994       1993       1994       1993
                                 ---------  ---------  ---------  ---------
                                       (unaudited, amounts in thousands)
Revenues:

Asphalt                          $  40,080  $  41,648  $  68,982  $  63,473
Concrete and Aggregates             54,488     54,114    103,791     92,956
Properties - Operations              6,019      5,573     11,865     10,973
Properties - Real Estate Sales         -        1,720        553      1,720
Corporate and other                    442      1,292        981      1,702
Intersegment sales                  (7,378)    (7,903)   (13,006)   (12,338)
                                 ---------  ---------  ---------  ---------
                                 $  93,651  $  96,444  $ 173,166  $ 158,486
                                 =========  =========  =========  =========

                                    Three months ended     Six months ended
                                          June 30,              June 30,
                                      1994       1993       1994       1993
                                 ---------  ---------  ---------  ---------
                                       (unaudited, amounts in thousands)

Income before income taxes and
   cumulative effect of change
     in accounting principle:

Asphalt                          $   4,033  $   3,138  $   4,725  $   1,109
Concrete and Aggregates              5,455      5,258      7,325      2,807
Properties - Operations              2,493      2,519      4,777      4,667
Properties - Real Estate Sales         -        1,720        553      1,720
Corporate and unallocated expenses,
   net                              (3,945)    (3,871)    (7,304)    (7,432)
Other income                           176        603        433        792
                                 ---------  ---------  ---------  ---------
                                 $   8,212  $   9,367  $  10,509  $   3,663
                                 =========  =========  =========  =========


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

                             Page 7
- - -----------------------------------------------------------------------------

                            CALMAT CO.

Concrete and Aggregate Division
- - -------------------------------

Revenues in the Concrete and Aggregates Division were $54.5 million in the second quarter of 1994, essentially unchanged compared with the corresponding 1993 period. Revenues were $103.8 million in the first six months of 1994, up $10.8 million, or 12% compared with the same period in 1993. The flat revenue for the current quarter was due primarily to lower aggregates sales volume, offset by higher average selling prices for both aggregates and ready mixed concrete. The revenue increase for the current year's six month period was due to the combination of higher average selling prices for both aggregates and ready mixed concrete and higher unit sales volume for ready mixed concrete. Aggregates sales volume by category is shown below.

                                          Aggregates - Tons Sold
                                          (amounts in thousands)

                                    Three months ended     Six months ended
                                          June 30,              June 30,
                                      1994       1993       1994       1993
                                 ---------  ---------  ---------  ---------
                                       (unaudited, amounts in thousands)

Sales to outside customers           4,369      4,978      8,218      8,300

Used in Ready Mixed Concrete           674        688      1,323      1,263

Sales to Asphalt Division            1,299      1,456      2,306      2,266
                                 ---------  ---------  ---------  ---------
                                     6,342      7,122     11,847     11,829
                                 =========  =========  =========  =========


Ready mixed concrete sales volume was 485,000 cubic yards in the second quarter of 1994 compared with 480,000 cubic yards sold in the corresponding 1993 period, and 967,000 cubic yards in the first six months of 1994 compared with 884,000 cubic yards sold in the first six months of 1993.

The Division's pre-tax income from operations was $5.5 million in the most recent quarter compared with $5.3 million in the year earlier quarter. Ready mixed concrete gross profit was higher in the second quarter due to an 8% increase in average selling prices, partially offset by higher unit productions costs, in large part due to the increased cost of purchased cement. Ready mixed concrete sales volumes were essentially unchanged. Aggregates gross profit was lower in the second quarter due primarily to an 11% volume decline which was partially offset by higher average selling prices. Despite some increase in volumes related to the January 17, 1994 Los Angeles earthquake, second quarter 1994 volumes compared unfavorably with 1993 because of less infrastructure work, more inclement weather in the 1994 second quarter and work deferred from the 1993 first quarter to the second quarter because of weather.

Pre-tax income from operations for the first six months of 1994 increased to $7.3 million compared with $2.8 million in the similar 1993 period. Gross profit from ready mixed concrete sales was higher in the first six months of 1994 due to a 9% increase in both average selling prices and unit sales volumes. Aggregates gross profit for the same period was also slightly higher due to a 8% increase in average selling prices, offset partially by higher unit production costs. Year-to date aggregates sales volumes were essentially unchanged compared with the prior year.

Asphalt Division
- - ----------------

Revenues in the Asphalt Division were $40.1 million in the second quarter of 1994, down $1.5 million or 4%, compared with $41.6 million in the corresponding 1993 period. Revenues were $69.0 million in the first six months of 1994, up $5.5 million, or 9%, from the first six months of 1993. The revenue decrease for the current quarter was due to lower sales volume, partially offset by higher average selling prices. The revenue increase for the current year's six month period was due to higher sales volumes and average selling prices. Approximately 12% to 14% of the Division's total revenues consists of sales of miscellaneous products and services such as Guardtop, Oil Spread, Petromat, equipment rentals, etc. The Division's pre-tax income from operations increased to $4.0 million in the most recent quarter compared with $3.1 million in the year earlier quarter. A 5% increase in average selling prices, partially offset by a combination of slightly higher unit production costs and a 10% decline in volume accounted for the income improvement. The decline in asphalt volumes during the current quarter was caused by the same factors affecting aggregates volumes discussed above. Pre-tax income from operations was $4.7 million in the first six months of 1994 compared with $1.1 million in the prior period due to sales volumes and average selling prices increasing by 3% and 4%, respectively over the prior year.

                             Page 8
- - -----------------------------------------------------------------------------

                            CALMAT CO.

Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $6.0 million in the second quarter of 1994, up $0.4 million from revenues of $5.6 million in the corresponding 1993 period, and $11.9 million in the first six months of 1994, up $0.9 million from $11.0 million in the first six months of 1993. The increase in revenue for the quarter and six-month period is primarily due to increased revenues from landfill operations due in part to increased activity related to the Los Angeles earthquake. Pre-tax income from operations includes income from: rental of properties, self-storage operations, commercial inert landfills and gains from real estate sales. Pre-tax income from operations was $2.5 million for 1994's second quarter compared with $4.2 million in the prior year period, and $5.3 million for the first six months of 1994 compared with $6.4 million in the first six months of 1993. There were no real estate sales in the current quarter compared with $1.7 million in gains from real estate sales in the second quarter of 1993. Gains from real estate sales were $0.6 million for the first six months of 1994 compared with $1.7 million in the similar 1993 period.


Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents amounted to $0.6 million at June 30, 1994 compared with $10.6 million at December 31, 1993.

Cash provided by operating activities was $16.3 million for the six months ended June 30, 1994. Cash used for investing activities was $10.3 million, including $11.9 million for the purchase of property, plant, and equipment, offset by receipts on notes receivable of $1.3 million. Cash used for financing activities was $16.0 million, including $4.6 million for cash dividends to stockholders and a $12.1 million net decrease in debt. Overall, cash and cash equivalents decreased $10.0 million during the first six months of 1994.

Working capital totaled $33.3 million at June 30, 1994, down from $39.9 million at December 31, 1993.

Total consolidated long-term and short-term borrowings at June 30, 1994 and December 31, 1993 were $103.4 million and $115.5 million, respectively. Debt as a percent of total capitalization was 22.6% and 24.8%, at June 30, 1994 and December 31, 1993, respectively.

During 1993, the Company restricted capital expenditures in order to conserve cash. Capital expenditures in 1994 are expected to return to, or exceed, prior year spending levels. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1994.

                             Page 9
- - -----------------------------------------------------------------------------

                            CALMAT CO.
                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


  (a) The following exhibits are included as part of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994, as required by Item 601 of Regulation S-K.

        Exhibit 10.1: First Amended and Restated Credit Agreement among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Hereto, dated as of June 30, 1994.

        Exhibit 10.2: Amended and Restated 1993 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co., filed with the Commission on March 16, 1994 as Exhibit "A" to the Company's definitive Proxy Statement dated March 17, 1994, is incorporated herein by reference.

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                              Page 10
- - -----------------------------------------------------------------------------

                            CALMAT CO.
                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CALMAT CO.
                                      _________________________________
                                      (Registrant)




Date:  August 11, 1994                By:  /s/  Paul Stanford
                                           _____________________________
                                           Paul Stanford
                                           Senior Vice President -
                                           Administration, General Counsel
                                           and Secretary



Date:  August 11, 1994                By:  /s/  Edward J. Kelly
                                           _____________________________
                                           Edward J. Kelly
                                           Senior Vice President,
                                           Treasurer and Chief Accounting
                                           Officer

                                   Page 11
- - -----------------------------------------------------------------------------