Form 10-Q
period 1994-09-30
CALMAT CO
filed 1994-11-14
CIK 23533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________________________________________


      Commission File Number 1-7035

                                     CALMAT CO.

- - -------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

      Delaware                                                 95-0645790
- - ---------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            Identification No.)

         3200 San Fernando Road, Los Angeles, California     90065
- - -------------------------------------------------------------------------------
           (Address of principal executive offices)        (ZIP Code)

Registrant's telephone number, including area code    (213) 258-2777
                                                      --------------

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

23,138,769 shares of Common Stock were outstanding at November 4, 1994.

                                 CALMAT CO.

                                   INDEX
                                   -----


PART I - FINANCIAL INFORMATION                                            PAGE

      Item 1.     Financial Statements

            (a)   Consolidated Balance Sheets as of September 30, 1994
                  and December 31, 1993                                      3

            (b)   Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1994 and 1993          4

            (c)   Consolidated Statements of Cash Flow for the nine months
                  ended September 30, 1994 and 1993                          5

            (d)   Notes to Consolidated Financial Statements                 6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7


PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                          10

      Signatures                                                            11

                                   CALMAT CO.
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                           September 30,         December 31,
                                                    1994                 1993
                                           =============         ============
      ASSETS                                 (unaudited)

Current assets:
      Cash and cash equivalents                 $  1,524          $  10,596
   Trade accounts receivable, less allowance
      for discounts and doubtful accounts
      ($3,353 in 1994 and $4,174 in 1993)         68,235             63,835
   Income taxes receivable                           210              1,564
   Inventories                                     6,495              5,581
   Prepaid expenses and other                      4,585              4,152
   Deferred income taxes                           7,499              7,499
   Installment notes receivable                    2,016              2,902
                                                --------           --------
         Total current assets                     90,564             96,129
Installment notes receivable and other assets     36,369             32,205
Costs in excess of net assets of subsidiaries     54,216             55,484
Property, plant and equipment, at cost:
   Land and deposits                             183,076            182,484
   Buildings, machinery and equipment            470,935            469,185
   Construction in progress                       17,631             14,493
                                                --------           --------
                                                 671,642            666,162
   Less: Accumulated depreciation and depletion (259,679)          (245,085)
                                                --------           --------
         Property, plant and equipment, net      411,963            421,077
                                                --------           --------
         Total assets                           $593,112           $604,895
                                                ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 19,458           $ 18,810
   Accrued liabilities                            27,389             29,293
   Notes and bonds payable - current portion         559              5,852
   Federal and state income taxes                  3,521                -
   Dividends payable                               2,314              2,311
                                                --------           --------
      Total current liabilities                   53,241             56,266
Notes and bonds payable - long term portion       97,104            109,635
Other liabilities and deferred credits            17,724             17,724
Deferred income taxes                             67,442             70,224
                                                --------           --------
      Total liabilities                          235,511            253,849
                                                --------           --------
Stockholders' equity:
   Common stock                                   23,139             23,109
   Additional paid-in capital                     39,897             39,202
   Retained earnings                             294,565            288,735
                                                --------           --------
      Total stockholders' equity                 357,601            351,046
                                                --------           --------
      Total liabilities and stockholders'
         equity                                 $593,112           $604,895
                                                ========           ========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, amounts in thousands, except per share data)

                                       Three months ended   Nine months ended
                                            September 30,       September 30,
                                          1994       1993      1994      1993
                                       ==================   =================

Revenues:
   Net sales and operating revenues   $ 99,480   $ 99,661  $271,112  $254,725
   Gains on sales of real estate         1,787         99     2,340     1,819
   Other income                            600        672     1,581     2,374
                                      --------   --------  --------  --------
                                       101,867    100,432   275,033   258,918
                                      --------   --------  --------  --------

Costs and expenses:
   Cost of products sold and
      operating expenses                78,608     79,334   217,766   209,254
   Selling, general and
      administrative expenses           10,823     10,403    30,649    31,415
   Interest expense                      1,182      1,588     3,685     5,049
   Other expense                         1,298        397     2,468       827
                                      --------   --------  --------  --------
                                        91,911     91,722   254,568   246,545
                                      --------   --------  --------  --------

Income before taxes and cumulative
   effect of change in accounting
      principle                          9,956      8,710    20,465    12,373

Federal and state income taxes           3,659      4,189     7,521     5,654
                                      --------   --------  --------  --------

Income before cumulative effect of
   change in accounting principle        6,297      4,521    12,944     6,719

Cumulative effect of change in
   accounting principle                    -          -         -         919
                                      --------   --------  --------  --------

Net income                            $  6,297   $  4,521  $ 12,944  $  7,638
                                      ========   ========  ========  ========

Per Share Data:

Income before cumulative effect of
   change in accounting principle     $   0.27   $   0.20  $   0.56  $   0.29

Cumulative effect of change in
   accounting principle                    -          -         -        0.04
                                      --------   --------  --------  --------

Net income per share                  $   0.27   $   0.20  $   0.56  $   0.33
                                      ========   ========  ========  ========

Weighted average shares outstanding     23,212     23,116    23,237    23,114
                                      ========   ========  ========  ========

Cash dividends per share              $   0.10   $   0.10  $   0.30  $   0.30
                                      ========   ========  ========  ========

See accompanying notes to consolidated financial statements.

                               CALMAT CO.
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                   (unaudited, amounts in thousands)

                                                       Nine months ended
                                                         September 30,
                                                         1994        1993
                                                     ========    ========
OPERATING ACTIVITIES:
  Net income                                         $ 12,944    $  7,638
  Depreciation, cost depletion and amortization        22,479      24,131
  Cumulative effect of change in accounting principle     -          (919)
  Other                                                (8,683)     (6,946)
                                                     --------    --------
    Cash provided by operating activities              26,740      23,904
                                                     --------    --------


INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (17,425)     (8,890)
  Other                                                 5,624       6,748
                                                     --------    --------
    Cash used for investing activities                (11,801)     (2,142)
                                                     --------     -------

FINANCING ACTIVITIES:
  Notes payable to banks                               (5,000)     (7,000)
  Principal payments on notes and bonds payable       (12,824)     (1,692)
  Payment of cash dividends                            (6,939)     (8,313)
  Other                                                   752      (1,856)
                                                     --------    --------
    Cash used for financing activities                (24,011)    (18,861)
                                                     --------    --------

Increase (decrease) in cash and cash equivalents       (9,072)      2,901
    Balance, beginning of period                       10,596         -
                                                     --------    --------
    Balance, end of period                           $  1,524    $  2,901
                                                     ========    ========

See accompanying notes to consolidated financial statements.
/TABLE

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

2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted average equivalent shares of common stock outstanding.

3. Included in cash at September 30, 1994 and December 31, 1993 was $0.0 million and $1.5 million, respectively, of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
            ---------------------------------------------------------------

Results of Operations
- - ---------------------

The Company reported net income of $6.3 million, or $0.27 per share, for the third quarter of 1994 compared with $4.5 million, or $0.20 per share, for the prior year's third quarter.

The Company reported net income of $12.9 million, or $0.56 per share, for the nine months ended September 30, 1994 compared with net income of $7.6 million, or $0.33 per share, for the comparable period in 1993. The 1993 results include an after-tax credit of $0.9 million, or $0.04 per share, resulting from adoption of the new accounting standard for accounting for income taxes (SFAS
109).

Business segment information for the three and nine months ended September 30, 1994 and 1993 is as follows:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994       1993      1994      1993
                                     ==================   =================
                                        (unaudited, amounts in thousands)

Revenues:

Asphalt                             $ 45,599   $ 46,859  $114,581  $110,332
Concrete and Aggregates               55,390     55,253   159,181   148,209
Properties - Operations                6,691      5,693    18,556    16,666
Properties - Real Estate Sales         1,787         99     2,340     1,819
Corporate and other                      600        672     1,581     2,374
Intersegment sales                    (8,200)    (8,144)  (21,206)  (20,482)
                                    --------   --------  --------  --------
                                    $101,867   $100,432  $275,033  $258,918
                                    ========   ========  ========  ========

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994       1993      1994      1993
                                     ==================   =================
                                        (unaudited, amounts in thousands)

Income before income taxes and
  cumulative effect of change in
    accounting principle:

Asphalt                             $  5,178   $  4,501  $  9,903  $  5,610
Concrete and Aggregates                3,461      5,439    10,786     8,246
Properties - Operations                2,905      2,060     7,682     6,727
Properties - Real Estate Sales         1,787         99     2,340     1,819
Corporate and unallocated expenses,
  net                                 (3,739)    (3,629)  (11,043)  (11,061)
Other income                             364        240       797     1,032
                                    --------   --------  --------  --------
                                    $  9,956   $  8,710  $ 20,465  $ 12,373
                                    ========   ========  ========  ========


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

Concrete and Aggregate Division
- - -------------------------------

Revenues in the Concrete and Aggregates Division were $55.4 million in the third quarter of 1994, essentially unchanged compared with the corresponding 1993 period. Revenues were $159.2 million in the first nine months of 1994, up $11.0 million, or 7% compared with the same period in 1993. The revenue increase for the current year's nine month period was due to the combination of higher average selling prices for both aggregates and ready mixed concrete and higher sales volume for ready mixed concrete. Aggregates sales volume by category is shown below.

                                           Aggregates - Tons Sold
                                           (amounts in thousands)
                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994       1993      1994      1993
                                     ==================   =================

Sales to outside customers             4,570      5,020    12,788    13,320

Used in Ready Mixed Concrete             623        629     1,946     1,892

Sales to Asphalt Division              1,441      1,479     3,747     3,745
                                    --------   --------  --------  --------
                                       6,634      7,128    18,481    18,957
                                    ========   ========  ========  ========

Ready mixed concrete sales volume was 467,000 cubic yards in the third quarter of 1994 compared with 466,000 cubic yards sold in the corresponding 1993 period, and 1,434,000 cubic yards in the first nine months of 1994 compared with 1,350,000 cubic yards sold in the first nine months of 1993.

The Division's pre-tax income from operations was $3.5 million in the most recent quarter compared with $5.4 million in the year earlier quarter. The decrease is largely due to costs and reduced volumes caused by an organized labor strike affecting Ventura County operations in the current quarter. A return to work agreement was implemented and the Ventura County plants resumed normal operations shortly after the quarter's end. The affected workers have accepted reduced wages and benefits pending further collective bargaining. Until a definitive agreement is reached the possibility exists that further work stoppages could occur. Gross profit from ready mixed concrete sales was lower in the third quarter despite a 6% increase in average selling prices. This decrease is due primarily to reduced sales volumes and increased unit production costs at our Ventura County operations, as a result of the aforementioned strike. Aggregates gross profit was lower in the third quarter due primarily to a 7% volume decline. Despite volumes related to the January 17, 1994 Los Angeles earthquake, 1994 volumes compared unfavorably with 1993 primarily because of a slowdown in infrastructure work in California.

Pre-tax income from operations for the first nine months of 1994 increased to $10.8 million compared with $8.2 million in the similar 1993 period. Gross profit from ready mixed concrete sales was higher in the first nine months of 1994 due to an 8% increase in average selling prices and a 6% increase in sales volumes, offset partially by higher unit production costs. Gross profit for aggregates was flat compared with the prior period as a 7% increase in average selling prices for aggregates was offset by higher unit production costs and a 3% volume decline.

The Company is negotiating with its Los Angeles area employees represented by the Operating Engineers Union, whose contract expired on September 15, 1994. The Company is hopeful that the current negotiations will result in a new contract with these employees. If, however, these negotiations reach impasse, and if a strike results, the Company's operating results could be materially adversely affected depending on the duration of the strike.

Asphalt Division
- - ----------------

Revenues in the Asphalt Division were $45.6 million in the third quarter of 1994, down $1.3 million or 3%, compared with $46.9 million in the corresponding 1993 period. Revenues were $114.6 million in the first nine months of 1994, up $4.3 million, or 4%, from the first nine months of 1993. The revenue decrease for the current quarter was due to lower asphalt sales volume, partially offset by increased revenues from soil remediation operations. The revenue increase for the current year's nine month period was due to higher average selling prices and increased revenues from soil remediation operations. Approximately 12% to 15% of the Division's total revenues consists of sales of miscellaneous products and services such as Guardtop, Oil Spread, Petromat, Soil Remediation operations, equipment rentals, etc. The Division's pre-tax income from operations increased to $5.2 million in the most recent quarter compared with $4.5 million in the year earlier quarter. The increase is due primarily to income from soil remediation operations which benefitted from a large job in the current quarter. Asphalt gross profit was lower in the third quarter due to a 7% decrease in sales volume. The decline in asphalt sales volumes relates primarily to a slowdown in infrastructure work in California. Pre-tax income from operations increased to $9.9 million in the first nine months of 1994 compared with $5.6 million in the prior period due to a 3% increase in average selling prices offset partially by a 1% decline in asphalt volume. Increased income from soil remediation operations also contributed to the improvement.


Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $6.7 million in the third quarter of 1994, up $1.0 million from revenues of $5.7 million in the corresponding 1993 period, and $18.6 million in the first nine months of 1994, up $1.9 million from $16.7 million in the first nine months of 1993. The increase in revenue for the quarter and nine-month period is primarily due to increased revenues from landfill operations due in part to increased activity related to the Los Angeles earthquake and a large job in Arizona in the current quarter, which is now essentially complete. Pre-tax income from operations includes income from: rental of properties, self-storage operations, commercial inert landfills and gains from real estate sales. Pre-tax income from operations was $4.7 million for 1994's third quarter compared with $2.2 million in the prior year's third quarter, and $10.0 million for the first nine months of 1994 compared with $8.5 million in the first nine months of 1993. There were $1.8 million in gains from real estate sales in the current quarter compared with $0.1 million in gains from real estate sales in the third quarter of 1993. Gains from real estate sales were $2.3 million for the first nine months of 1994 compared with $1.8 million in the similar 1993 period.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents amounted to $1.5 million at September 30, 1994 compared with $10.6 million at December 31, 1993.

Cash provided by operating activities was $26.7 million for the nine months ended September 30, 1994. Cash used for investing activities was $11.8 million, including $17.4 million for the purchase of property, plant, and equipment, offset mainly by receipts on notes receivable of $1.8 million and proceeds from sales of real estate of $3.6 million. Cash used for financing activities was $24.0 million, including $6.9 million for cash dividends to stockholders and a $17.8 million net decrease in debt. Overall, cash and cash equivalents decreased $9.1 million during the first nine months of 1994.

Working capital totaled $37.3 million at September 30, 1994, down from $39.9 million at December 31, 1993.

Total consolidated long-term and short-term borrowings at September 30, 1994 and December 31, 1993 were $97.7 million and $115.5 million, respectively.
Debt as a percent of total capitalization was 21.5% and 24.8%, at September 30, 1994 and December 31, 1993, respectively.

Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements for the remainder of 1994.

                                    CALMAT CO.
                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------


      (a) The following exhibit is included as part of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994, as required by Item 601 of Regulation S-K.

                  Exhibit 27:  Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                  CALMAT CO.
                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CALMAT CO.
                                        -------------------------------------
                                        (Registrant)



Date:  November 14, 1994                By:   /s/  PAUL STANFORD
                                        -------------------------------------
                                        Paul Stanford
                                        Senior Vice President - Administration,
                                        General Counsel and Secretary



Date:  November 14, 1994                By:   /s/  EDWARD J. KELLY
                                        --------------------------------------
                                        Edward J. Kelly
                                        Senior Vice President, Treasurer
                                        and Chief Accounting Officer