Form 10-K405
CALMAT CO
filed 1995-03-31
CIK 23533

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM __________ TO ______________

                         COMMISSION FILE NUMBER 0-1162

                                  CALMAT CO.
            (Exact name of Registrant as specified in its charter)

             Delaware                                  95-0645790
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification Number)

    3200 SAN FERNANDO ROAD                               90065
    LOS ANGELES, CALIFORNIA                           (Zip Code)
     (Address of Principal
        Executive Offices)

      Registrant's telephone number, including area code:  (213) 258-2777

          Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

       State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

$335,963,793 COMPUTED ON THE BASIS OF $18.50 PER SHARE, WHICH WAS THE LAST SALE
          PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 24, 1995.

   Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date.
   23,138,769 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF FEBRUARY 24, 1995.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

   CALMAT CO.'S DEFINITIVE PROXY STATEMENT, DATED MARCH 16, 1995 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                           TABLE OF CONTENTS

 ITEM
NUMBER                                                                                      PAGE
------                                                                                      ----
                                                  PART I
Item 1.     Business  ......................................................................   1
Item 2.     Properties  ....................................................................   5
Item 3.     Legal Proceedings  .............................................................   5
Item 4.     Submission of Matters to a Vote of Security Holders  ...........................   7

                                                 PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters  .........   9
Item 6.     Selected Financial Data  .......................................................  10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations  ...................................................................  11
Item 8.     Financial Statements and Supplementary Data  ...................................  15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure  ...................................................................  34

                                                 PART III
Item 10.    Directors and Executive Officers of Registrant  ................................  34
Item 11.    Executive Compensation  ........................................................  34
Item 12.    Security Ownership of Certain Beneficial Owners and Management  ................  34
Item 13.    Certain Relationships and Related Transactions  ................................  34

                                                 PART IV
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K  ...............  34
Signatures  ................................................................................  41

                                    PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     CalMat Co. (the "Company" or "Registrant") has its corporate headquarters in Los Angeles, California and has operations throughout the state of California, in Phoenix and Tucson, Arizona, and in Albuquerque, New Mexico. The Company was formed in 1984 by the business combination of California Portland Cement Company ("CPC") and Conrock Co. ("Conrock"). Following its formation, the Company operated CPC as its Cement Division. The Company subsequently disposed of the Cement Division in an exchange transaction with Onoda California, Inc. in 1990. Two of its business segments involve the manufacture, production, distribution and sale of construction materials: hot mix asphalt, and aggregates (crushed rock, sand and gravel) and ready mixed concrete. The business segments which supply materials to the construction industry experience fluctuations with general levels of activity in the industry and with weather-related construction delays, which normally occur during the first and fourth quarters each year. A third business segment is engaged in the ownership, leasing and management of industrial and office buildings, the ownership and leasing of undeveloped real property and sales of real property.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about the Company's business segments for the years ended December 31, 1994, 1993 and 1992 is incorporated in Note 13 of the "Notes to Consolidated Financial Statements," located on pages 30 and 31 of this Annual Report on Form 10-K.


NARRATIVE DESCRIPTION OF BUSINESS


     ASPHALT DIVISION

     The Company's Asphalt Division is the third largest supplier of hot mix asphalt to the construction industry nationwide and believes it is the largest such supplier in California. The Division produces and supplies asphalt and related specialty products. Unlike most of its competitors, the Division does not undertake paving work, and thus does not compete with its customers, which are principally contractors engaged in the paving business.

     The Division's primary source of revenue is from sales of hot mix asphalt. Hot mix asphalt consists by volume of approximately 95% aggregates and 5% liquid asphalt (a refined petroleum product). The Division currently operates asphalt plants in 34 locations primarily in metropolitan Los Angeles, San Diego and Orange County and the San Francisco Bay and San Joaquin Valley areas of California, as well as Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. Of the 34 locations, 18 are sites which also have aggregates processing plants operated by the Concrete and Aggregates Division. This proximity provides the Division with a competitive advantage in those markets due to the availability of aggregates and transportation cost savings. At all other asphalt plants, more than one source of aggregates is available, and at all asphalt plants, more than one source of liquid asphalt is available.

     In addition, the Division operates ten asphalt recycling systems at its major plants which recover aggregates and oil from asphalt that has been salvaged from roads and other surfaces. Used in the production of new asphalt paving, the recovered aggregates and oil offer substantial cost savings, strengthen the Division's ability to secure public projects, and provide a high return on investment. Five additional recycling systems are planned for 1995.

     The Division manufactures related specialty products including GUARDTOP(R), a seal coating material used for sealing asphalt pavement to prevent water damage and surface erosion, and, under a license agreement, the Division is the exclusive distributor in metropolitan Los Angeles of PETROMAT(R), a polypropylene reinforcing fabric used in the resurfacing of pavement. The Division also maintains a fleet of paving machines and specialty paving equipment which it rents, along with qualified operators, to contractors. The Division also has soil remediation operations which are conducted by Western Thermal Soils Company, a wholly owned subsidiary. The Division has more than one competitor in each of its markets and has several competitors in most of its markets. The Division competes for business through price, quality and service to customers.

     The Division has negotiated three-year contracts, which expire in 1997, with the Operating Engineers union in its Fresno and Sacramento locations.

     In 1987 the Company entered into a ten-year consent decree with the Justice Department limiting its ability to acquire additional asphalt operations in Los Angeles, San Diego and other specified areas of Southern California.


     CONCRETE AND AGGREGATES DIVISION

     The Concrete and Aggregates Division produces and sells construction aggregates (crushed rock, sand and gravel) and supplies ready mixed concrete for use in most types of construction including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways, bridges, dams and rail-based transit systems. Examples of projects to which the Company will supply aggregates and/or ready mixed concrete in 1995 include Pier 300 at the Los Angeles Harbor in Los Angeles, California, reconstruction of the Cypress freeway in Oakland, California destroyed by the 1989 Loma Prieta earthquake, the County of San Diego's Inmate Reception Center in San Diego, California, and the Arizona Museum of Science and Technology's new facility in Phoenix, Arizona.

     The Division operates aggregates processing plants at 31 locations primarily in Los Angeles, San Francisco, San Diego, Orange, Kern, and Fresno Counties in California, in Phoenix and Tucson, Arizona, and in Albuquerque, New Mexico. Plants at three of these locations have been temporarily idled but are expected to return to operation when demand increases. The Division has 18 locations in Southern California, and the Company believes it is the largest supplier of construction aggregates to the greater Los Angeles area. During 1994 the Company sold 24.6 million tons of aggregates, representing less than half of the Company's annual maximum production capacity.

     As of December 31, 1994, the Company had estimated aggregates reserves of approximately 1.8 billion tons, located near the major urban centers of the markets it serves. A schedule of the Company's estimated aggregates reserves is found on page 39 of this Annual Report on Form 10-K. The Company owns (or has long-term leases for) all of the properties on which its reserves are located, and in all cases the Company obtains permits from various governmental authorities prior to the commencement of its mining activities. Approximately 65% of the Company's total reserves are either fully permitted or in the process of being permitted. As is typical of major aggregates producers with a number of production facilities, the currently permitted reserves at the Company's quarries, expressed in terms of years of production at historical rates, varies widely, in the Company's case from approximately two to three years at several older facilities to in excess of 20 years at many others. The Company has permitting or alternative production plans to deal with all of its sites where reserves could be depleted in less than 10 years, and believes that its current reserves position provides it with a significant long-term competitive advantage.

     To further assure sufficient reserves and adequate facilities to meet future demand, the Company continues to add new aggregates reserves. In March 1994 the Company added to its strategic aggregates base by acquiring the mining rights to approximately 17 million tons of permitted rock and sand located at Irvine Lake in Orange County, California where commercial aggregates production is expected to commence in 1995. In addition, the Company obtained permits for more than 50 million tons of sand and gravel near San Bernardino, California in 1993 which should allow the Company to meet its needs in that region for several decades.

     In December 1992 the Company acquired substantially all of the assets of The Jamieson Company, a privately-held aggregates producer located in Pleasanton, California. This acquisition, which includes approximately 100 million tons of permitted reserves, enabled the Company to expand its aggregates business into the growing San Francisco Bay Area and complemented the Company's existing asphalt operations in that market.

     The Division also operates 28 ready mixed concrete batch plants, generally at locations adjacent to the Division's aggregates processing plants (with the exception of the Los Angeles and San Francisco areas, where the Company does not produce ready mixed concrete). Ready mixed concrete consists by volume of approximately 80% aggregates and 20% cement, water and other materials. The Company's fleet of approximately 375 mixer trucks delivers ready mixed concrete to the customer's job site. The Company has vertically integrated into the ready mixed concrete business primarily in those geographic areas where it has been necessary from a competitive standpoint to provide an outlet for the Company's aggregates production.

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

     The Division has labor agreements with various unions at most of the locations at which it operates. During 1994 the Division negotiated three-year contracts with five local Teamsters unions in California which reduced its labor cost without a work stoppage for its locations in Los Angeles, San Bernardino, and Riverside Counties, and a one-year contract was signed with the Teamsters in Albuquerque, New Mexico.

     The Division is currently negotiating new contracts with several other local unions (Operating Engineers, Teamsters, Machinists and Electricians) to succeed those which expired in 1994 for its California locations in the counties of Los Angeles, Ventura, San Bernardino, Riverside, Madera, Ventura, and Santa Barbara and its Arizona locations in the Phoenix area. Only negotiations with the Teamsters union in Ventura and Santa Barbara Counties have resulted in a work stoppage. This ten-week work stoppage ended on October 4, 1994, on which date the 40 employees returned to work under the terms of the Division's implemented contract offer, which provides for reduced labor costs.

     PROPERTIES DIVISION

     The Properties Division manages the Company's extensive holdings of over 33,000 owned and leased acres and is responsible for land acquisitions, permitting, reclamation, sales and leasing activities. Due to economies of scale and the Company's experience and expertise in the permitting process, the Company believes it has a significant advantage over most of its smaller competitors in obtaining permits for its mining and other operations. The Company maintains substantial property holdings near the major urban centers of the markets it serves and leases land containing aggregates reserves prior to commencement of mining activities. During 1994 approximately 130 leases covering more than 1,400 acres were in effect. These leaseholds were used for farming, storage locations and other uses.

     The Company's land management cycle includes acquiring property, developing a master plan, obtaining land use entitlements, extracting aggregates, and then reclaiming the mined property and preparing it for future use. The Company has generally been able to recycle previously mined properties due in part to the efforts of its land management professionals. The Company reclaims land for a wide variety of uses such as agriculture, native habitat restoration, water conservation and commercial, residential and industrial development. Reclaimed property may be subdivided into lots and sold to developers after obtaining the necessary zoning and permits.

     As part of the Company's restructuring in 1988, the Company decided to discontinue its business of developing industrial and office buildings. Since that time, the Company has sold 30 industrial buildings (totalling approximately
1.5 million square feet). As market conditions permit, the Company intends to dispose of its remaining commercial and industrial developments except for certain industrial buildings which buffer the Company's mining and production operations. The Company currently owns approximately 0.9 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates mining sites and buffer the adjacent mining and processing operations. The Division currently operates six landfills and expects to develop two additional landfill sites in 1995. All of the Division's existing and planned landfills are designed and have permits to accept only non-hazardous construction rubble.

     The labor agreement negotiated in 1993, which covers approximately five employees at the Division's landfill facilities, expires in 1996.


REGULATIONS AND EMPLOYEES

     A substantial amount of time and resources is expended by the Company to comply with local, state and federal regulations for land use, health and safety, air pollution and other environmental matters. This is essential, because changes in the enforcement of existing regulations or the addition of new laws and regulations may require the Company to modify, supplement or replace equipment or facilities.

     During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by some government agencies. The Company attempts to minimize the generation of such waste material and recycles most of it. A small amount of remaining wastes are disposed of in fully permitted off-site landfills.

     Because of the nature of the Company's business, both the Occupational Safety and Health Administration (OSHA) and the Mine Safety and Health Administration (MSHA) have jurisdiction over its safety standards and controls. Considerable effort is expended to train, inspect, report and enforce according to OSHA and MSHA requirements.

     The Company continued to be successful in obtaining zoning approvals and other required permits from local governing bodies allowing the mining of aggregates and the conducting of the Company's other businesses. The state, county and city governing bodies within California, Arizona and New Mexico continue to adopt new laws and regulations relating to land use. Some of these laws and regulations, including but not limited to the California Endangered Species Act, may lead to attempts by special interest groups to reduce or restrict the Company's use of its properties.

     The Company had 1,655 full-time employees as of December 31, 1994. Of these, 495 were salaried and 1,160 were hourly.

     The Company is party to 29 collective bargaining agreements covering an aggregate of 961 employees. Eight of these agreements, covering an aggregate of 333 employees, are currently being negotiated. The Company is in labor negotiations with its Los Angeles plant operators represented by the Operating Engineers Union, whose contract expired on September 15, 1994. If the Company is unable to reach a negotiated settlement, it is likely that a strike would occur. A strike, should one occur, will depress volumes and cause plant efficiencies to suffer.

OTHER

     In 1990 Onoda California, Inc., ("Onoda") and the Company consummated a transaction whereby the Company distributed to Onoda all of its shares of stock in California Portland Cement Company ("CPC") in exchange for certain shares of stock of the Company that were then held by Onoda. In addition, prior to 1990, certain other related transactions were accomplished, including the Company's contribution of certain assets to CPC and CPC's distribution of all of its shares of stock in one of its subsidiaries to the Company (along with the Company's distribution of the CPC stock to Onoda, the "Onoda Transactions"). The Onoda Transactions were reported as tax-free transactions for federal income tax purposes. Based on an analysis of the tax law in effect at the time of the Onoda Transactions, the Company believes that this treatment of the Onoda Transactions is correct, and has not established financial statement reserves for this matter. The Internal Revenue Service (the "IRS"), however, has yet to examine the Onoda Transactions. As a result, there can be no assurance that the IRS will not challenge the Company's position regarding the proper tax treatment of the Onoda Transactions. If the IRS does challenge the Company's position and is ultimately successful in denying the Company's treatment of the Onoda Transactions, the resulting tax liability would have a material adverse effect on the Company's financial position.

     As is the case with other companies in the same industries, the Company's products contain varying amounts of crystalline silica, a common mineral that is a component of most sands. Excessive, prolonged inhalation of very small particles (principally those less than ten microns in size) of crystalline silica has been associated with non-malignant lung disease. In 1987, the carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the National Toxicology Program. The International Agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." At present, the State of California does not require warning notices concerning the carcinogenicity, if any, of crystalline silica pursuant to California Proposition 65, but this policy is subject to change in the future. In addition, future research results could tend to implicate crystalline silica as a carcinogen or could fail to show any association between crystalline silica and cancer. The Company is not a party to any litigation regarding crystalline silica.


ITEM 2.  PROPERTIES

PLANT FACILITIES

     See "Item 1. Business" on page 1 of this Annual Report on Form 10-K for additional information relating to these properties.

     The Company makes a practice of leasing idle land which has been obtained for its aggregates reserves during periods when the land is not used for operations. During 1994 approximately 130 leases covering more than 1,400 acres were in effect. These leaseholds were used for farming, storage locations and other uses. Additionally, the Company owns approximately 0.9 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates operations and buffer the adjacent mining and processing operations. A total of 33,292 acres are owned or leased by the Company.

     See "CalMat Co., Property Owned and Leased" on page 38 of this Annual Report on Form 10-K for additional information relating to these properties.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various lawsuits and claims which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on the operations or financial position of the Company.

     During 1990 the lawsuits which had been pending against the Company and its directors in connection with actions taken by the Company which involved Brierley Investments Limited and Onoda U.S.A., Inc. ("Onoda USA") were settled and dismissed, with the court permitting stockholders not wishing to participate in the settlement to "opt out." In November 1990 a lawsuit was filed against the Company and its directors in Delaware Chancery Court by a stockholder who had opted out of the settlement, purporting to represent a class of similarly situated stockholders and alleging misrepresentations and breach of fiduciary duty in connection with the matters which were the subject of the original lawsuits. During 1994 this lawsuit was settled and dismissed in consideration of a payment by the Company of $200,000.

     During the third quarter of 1992, the Company received a letter from CPC, Onoda and Onoda U.S.A., purporting to assert a claim for indemnification with respect to certain environmental matters, pursuant to certain provisions of the agreement, dated July 19, 1988, under which Onoda acquired the stock of CPC. The Company has notified these companies that it believes that it has no liability with respect to the matters identified in the letter. No dollar amount of damages was specified, but the July 19, 1988, agreement limits any potential liability with respect to such matters to a maximum of $16,000,000.

Operating Industries, Inc. Landfill Site

     The U.S. Environmental Protection Agency ("EPA"), the State of California and the California Hazardous Substance Account have named the Company and over 200 other parties defendants in a civil action alleging joint and several liability pursuant to certain California statutes and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of the former Operating Industries, Inc. landfill site in Monterey Park, California. The EPA alleges that the Company disposed of hazardous substances representing 0.078 percent of the total volume of waste at the site. The Company believes, however, that the substances attributed to it at the site were not hazardous.

     To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA issued a Remedial Investigation Report in October 1994. A Feasibility Study, upon which the final remedy will be based, is expected to be issued in late 1995.

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

     In a related development, the Company was among 150 defendants named in a civil action filed in September 1994 in Los Angeles Superior Court by approximately 100 individuals, alleging personal injuries and property damage arising from the existence and operation of the Operating Industries landfill site. The complaint seeks "general, special and punitive" damages "according to proof" at time of trial. The Company contends that it has no liability in this matter. However, because the case is in the very preliminary stages of development, there are a large number of parties alleged to be involved, the damages, if any, will likely be apportioned between any defendants found to be responsible, and there exists the potential for insurance coverage, the ultimate outcome of this action for the Company cannot be predicted.

San Gabriel Valley Superfund Area

     The EPA has named the Company and more than 300 other entities as "potentially responsible parties" ("PRPs") under CERCLA in connection with alleged groundwater contamination at four sites designated as San Gabriel Valley Areas 1 to 4 in Los Angeles County, California (the "Sites"). The EPA has advised the Company and the other PRPs that they may be jointly and severally liable for releases of hazardous substances, not only from properties they owned or operated, but also for area-wide groundwater contamination. The Company's corporate predecessor previously leased property the Company no longer owns to Aerojet Electrosystem's corporate predecessor, which burned solid propellant waste on the property.

     In January 1995 the Company received a letter from the EPA advising it that the EPA does not plan to ask the Company to participate in the clean up of the regional groundwater contamination. Because no legal proceedings have been initiated by the EPA and the investigation of the Sites is ongoing, the amount that may ultimately be required for investigation and/or remediation with respect to any contamination at the Sites or in the affected areas is presently unknown and is unlikely to be determined for some time. In addition, as a result of uncertainty regarding the source and scope of contamination, the large number of PRPs and the likelihood of varying degrees of responsibility among various classes of PRPs, the Company's potential share of liability, if any, cannot be determined at this time.

San Fernando Valley Superfund Area

     The EPA has named the Company a PRP under CERCLA in connection with ongoing containment and remediation being conducted pursuant to an EPA Record of Decision issued in 1987 for the San Fernando Valley Area 1 Superfund Site, North Hollywood Operable Unit. The EPA advised the Company that, as an alleged past owner of a property formerly operated by another party as a landfill and alleged to be connected with the contamination, the Company may be jointly and severally liable, with at least fifteen (15) other PRPs, including Allied-Signal, Inc., Lockheed Martin Corporation and Waste Management Disposal Services of California, Inc., for $17,213,355 in evaluation and containment costs incurred by the EPA. Because of, among other things, uncertainty regarding the scope and source of the contamination and the likelihood of varying degrees of responsibility among the various PRPs, the Company has not determined what portion, if any, of these costs it may be liable for, should these costs be allocated among the various PRPs. The property in question was sold to a third party in 1988. That party has also been named as a PRP.

     No legal proceedings have been initiated by the EPA against the Company at this time. The Company has, at this time, no detailed information concerning actual contributions to the contamination, if any, from the site in question and has not yet had an opportunity to make a determination as to possible defenses or insurance coverage which may be available to it or the possibility of recovery from other PRPs or third parties not named by the EPA as PRPs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected by the Board of Directors annually, and serve at the pleasure of the Board or until their successors are qualified and elected. The following is a list of executive officers of the Company:


        NAME                                  OFFICE
        ----                                  ------

A. FREDERICK GERSTELL    Chairman of the Board, President, Chief Executive
                         Officer and Chief Operating Officer

Mr. Gerstell, 57, became Chairman of the Board in January 1991. He served as President and Chief Executive Officer from 1988 through 1990. From 1984 to 1988, he served as President and Chief Operating Officer. Prior to the formation of the Company by the merger of Conrock and CPC in 1984, he was President and Chief Operating Officer of CPC and employed by CPC from 1975.

DELBERT H. TANNER       Executive Vice President - Construction Materials

Mr. Tanner, 43, was elected to his current position in June 1993. From July 1987 to June 1993, he served as Regional Vice President of Apac, Inc., a division of Ashland Oil, and President of its Florida and Georgia divisions. Prior to his service at Apac, he was employed for 14 years by the Tanner Companies, Phoenix, Arizona, a large construction materials producer and contractor, where he served as President and Chief Executive Officer.

SCOTT J WILCOTT         Executive Vice President, Law and Property

Mr. Wilcott, 57, was elected to his current position in August 1990. He also serves as President of CalMat Properties Co., a subsidiary of the Company. In 1989 he served as Executive Vice President, General Counsel and Secretary of the Company. From 1984 to 1989, he served as Senior Vice President, Legal Counsel and Secretary. From 1968 until the formation of the Company in 1984, Mr. Wilcott was employed by Conrock.

H. JAMES GALLAGHER      Executive Vice President - Finance and Chief Financial
                        Officer

Mr. Gallagher, 48, was elected to his current position in August 1993. Prior to that he served concurrently as Executive Vice President, Chief Financial Officer and Director of Pacific Enterprises Oil Co., and Senior Vice President, Chief Financial Officer and Director of Pacific Interstate Company. He previously served as Vice President, Controller and Chief Financial Officer of Pacific Interstate Company from 1979 and Manager of Internal Audits of Pacific Enterprises, Inc. from 1975.

PAUL STANFORD           Executive Vice President - Administration, General
                        Counsel and Secretary

Mr. Stanford, 52, was elected to his current position in February 1995. From June 1993 until February 1995, he served as Senior Vice President - Administration, General Counsel and Secretary. From August 1990 until June 1993, he served as Vice President, General Counsel and Secretary. Before joining the Company, from 1981, he was engaged in the practice of business law with the firm of Paul, Hastings, Janofsky & Walker.

EDWARD J. KELLY         Senior Vice President, Treasurer and Chief Accounting
                        Officer

Mr. Kelly, 39, was elected to his current position in January 1994. Since June 1993, he served as Senior Vice President, Controller and Chief Accounting Officer. From December 1990 until June 1993, he served as Vice President, Controller. He was employed by Superior Industries International, Inc., a manufacturer of automotive products, as Vice President, Corporate Controller and Secretary from 1985 to 1990.

R. BRUCE RIESER         Senior Vice President, Construction Materials

Mr. Rieser, 44, was elected to his current position in January 1995. Before joining the Company, he was employed by Southwest Construction Materials & Services, a division of Beazer USA/Hanson, where he served as President from 1992. Prior to that, he served as Vice President/General Manager of Beazer USA, San Diego Division from March 1990.

WALTER Q. LUKKARILA     Vice President, Operations

Mr. Lukkarila, 59, was elected to his current position in June 1993. Prior to that, from February 1991, he served as Vice President - Development, Construction Materials. He served as Vice President, Operations, Conrock Division from 1984 to 1991, and from 1980 was employed by Conrock.

CARLOS S. HERNANDEZ     Vice President and General Manager, Asphalt Division

Mr. Hernandez, 58, was elected to his current position in February 1990. He served as an Area Manager of Industrial Asphalt (now the Asphalt Division) from 1984 to 1989, then as Managing Director of the Asphalt Division from 1989 to 1990. He has been employed by the Company and Industrial Asphalt, prior to the Company's formation, since 1968.

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


                                                          Dividends
          Period                         High     Low     Declared
          ---------------------------------------------------------

               1994
                    First Quarter       25 5/8   19 3/8       $.10
                    Second Quarter      22 1/8   17 3/4        .10
                    Third Quarter       21 3/8   19 1/2        .10
                    Fourth Quarter      21       16 7/8        .10

               1993
                    First Quarter       22 5/8   18 1/2       $.10
                    Second Quarter      21 3/8   17 1/2        .10
                    Third Quarter       19       16 1/2        .10
                    Fourth Quarter      22       16 3/8        .10

At February 24, 1995, there were 1,311 holders of record of the Company's Common Stock $1 par value.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             For the years ended December 31,
                                                        -----------------------------------------------------------------------
(Amounts in thousands, except per share data)                 1994        1993        1992         1991        1990        1989
-------------------------------------------------------------------------------------------------------------------------------
 Summary of Operations

Net sales and operating revenue                           $365,243    $348,413    $347,282     $364,943    $428,916    $462,466
Gains on sale of real estate                                 7,678       2,081         453        9,555       1,109      12,825
Total revenues                                             376,797     353,506     350,260      378,329     433,339     479,977
Gains from disposal of assets held for sale                     --          --       1,786        2,929      20,774      39,217
Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle/(a)/                   29,609      14,897     (17,506)      31,422      50,564     109,955
Federal and state income taxes                              10,881       6,600      (7,002)      12,568      20,118      41,807
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                     18,728       8,297     (10,504)      18,854      30,446      68,148
Income from discontinued operations
   (net of income taxes)                                        --          --          --           --       3,089       9,953
Gain on disposition of CPC to a related party/(b)/              --          --          --           --      47,310          --
Cumulative effect of change in accounting
   principle                                                    --         919      (6,000)          --          --          --
Net income (loss)                                           18,728       9,216     (16,504)      18,854      80,845      78,101

Per Share Data
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                        .81         .36        (.45)         .81        1.08        2.20
Income from discontinued operations
   (net of income taxes)                                        --          --          --           --         .11         .32
Gain on disposition of CPC to a related party                   --          --          --           --        1.68          --
Cumulative effect of change in accounting
   principle                                                    --         .04        (.26)          --          --          --
Net income (loss)                                              .81         .40        (.71)         .81        2.87        2.52
Weighted average number of shares outstanding
   during year                                              23,224      23,117      23,242       23,319      28,128      30,978
Cash dividends declared                                      9,256       9,244      14,800       14,866      20,892      17,227
Regular dividends per share                                    .40         .40         .64          .64         .64         .56
Special dividend per share                                      --          --          --           --         .10          --

Balance Sheet Data
Total assets                                              $572,837    $604,895    $597,240     $597,600    $605,660    $867,121
Working capital                                             34,882      38,916      34,003       43,430      36,100      92,346
Long-term debt                                              68,694     109,635     131,129       92,515      93,320     126,671
Stockholders' equity                                       361,104     351,046     350,687      383,596     387,189     526,764
Stockholders' equity per share at year end                   15.55       15.19       15.19        16.58       16.52       17.43

/(a)/ 1992 includes $26.1 million of special charges related to the consolidation of certain construction materials operations ($11.1 million) and the write down of the book value of certain developed real estate ($15.0 million). Excluding these charges, income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle would have been $8.6 million.

/(b)/ In 1990, Onoda California, Inc. (Onoda), an indirect, wholly-owned subsidiary of Onoda Cement Co., Ltd. of Japan, acquired from CalMat all of the outstanding stock of California Portland Cement Company (CPC), a wholly-owned subsidiary, in exchange for 5,834,000 shares of CalMat's common stock held by Onoda.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the consolidated financial statements.


RESULTS OF OPERATIONS

          The Company's Arizona and New Mexico markets showed continued strength in 1994. California, after five years of severe recession, appears to be recovering. However, infrastructure spending on highway projects in California slowed during 1994 as projects were deferred as a result of state budget problems, spending on seismic retrofit projects and lack of funding. Asphalt Division earnings increased in 1994 as higher sales prices, combined with increased income from soil remediation operations, offset lower sales volume. Earnings in the Concrete and Aggregates Division improved in 1994 as increases in ready mixed concrete more than offset decreases in rock and sand. The Properties Division earnings for 1994 were sharply higher than in 1993, largely due to increased gains on real estate sales and higher income from landfill operations. Net income was $18.7 million, or $0.81 per share, for the year ended December 31, 1994, compared with net income of $9.2 million, or $0.40 per share, for the year ended December 31, 1993.

          Net income in 1993 includes an after-tax credit of $0.9 million, or $0.04 per share, resulting from the adoption of the new accounting standard for accounting for income taxes and a provision to income tax expense of $0.7 million, or $0.03 per share, to adjust deferred taxes due primarily to the increase in the federal tax rate. Excluding these items, earnings for 1993 would have been $9.0 million, or $0.39 per share. The Company's Arizona and New Mexico markets showed definite signs of recovery in 1993. California, however, experienced its fourth straight year of significant decline in residential and non-residential construction activity. Unit sales volumes for the Company's Asphalt Division increased in 1993, however, the higher cost of purchased liquid asphalt more than offset the improved sales volumes resulting in lower earnings for the year. The Concrete and Aggregates Division experienced higher sales prices and lower costs resulting in a significant increase in earnings in 1993. The Properties Division earnings for 1993 were slightly lower than in 1992, largely due to lower income from landfill operations.

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


CONSOLIDATED REVENUES AND EARNINGS

          Total revenues amounted to $376.8 million, $353.5 million and $350.3 million in 1994, 1993 and 1992, respectively. Included in total revenues are gains from real estate sales of $7.7 million, $2.1 million and $0.5 million in 1994, 1993 and 1992, respectively. Net sales and operating revenues, which excludes gains on sale of real estate and other income, of $365.2 million in 1994 were up $16.8 million, or 4.8%, compared with $348.4 million in 1993. Net sales and operating revenues were up $1.1 million in 1993 compared with 1992. Cost of goods sold as a percentage of net sales and operating revenues declined to 83.4% in 1994 compared with 85.0% in 1993, mainly due to higher average unit prices in the Concrete and Aggregates Division and the Asphalt Division. This percentage was 86.3% in 1992.

          Interest expense decreased $2.0 million, or 30.3%, in 1994 compared with 1993 despite rising interest rates due to a $46.7 million, or 40.4%, reduction in notes and bonds payable.

          Income (loss) before incomes taxes and cumulative effect of change in accounting principle was $29.6 million in 1994, up from income of $14.9 million in 1993, which in turn was up from a loss of $17.5 million in 1992. The increase in 1994 over 1993 consists primarily of improved earnings of the Asphalt Division and Properties Division of $4.3 million and $8.8 million, respectively. The 1992 amount includes special charges of $26.1 million related to the consolidation of certain construction materials operations ($11.1 million) and to write down the book value of certain developed real estate

($15.0 million). Excluding these special charges, income (loss) before income taxes and cumulative effect of change in accounting principle increased 73.3% to $14.9 million in 1993 compared with $8.6 million for 1992. This increase consists primarily of improved earnings of the Concrete and Aggregates Division of $9.3 million offset by a $2.2 million decrease in earnings of the Asphalt Division.

          Selling, general and administrative expenses increased $0.9 million, or 2.6%, in 1994 compared with 1993, which in turn was reduced $2.5 million, or 6.9%, from the 1992 level.

          The effective tax rate in 1994 was 36.7% compared to 44.3% in 1993 and 40.0% in 1992. Excluding an adjustment to deferred taxes to account for the increase in the federal tax rate, the effective tax rate in 1993 was 36.7%. The decrease compared with 1992 is due primarily to the benefit of percentage depletion.

OPERATING DIVISIONS

          ASPHALT DIVISION

          The Asphalt Division's principal business involves the production and sale of hot-mix asphalt. Hot-mix asphalt is comprised physically of approximately 95% aggregates (sand and gravel) and 5% liquid asphalt. In 1994, aggregates and liquid asphalt represented approximately 40% and 36% of the total production costs, respectively. The division has plants at 34 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 34 locations, 18 are sites which also have aggregates processing plants and/or ready mixed concrete plants operated by the Concrete and Aggregates Division.

          Division revenues of $157.1 million were up $3.2 million or 2.1%, from 1993's revenues of $153.9 million, which in turn were up $7.4 million, or 5.1%, from 1992's revenues of $146.5 million. The increase in 1994 was due to increased revenues of $4.2 million from soil remediation operations as the impact of a 3.4% increase in average sales price was more than offset by a decline in sales volume. The increase in 1993 resulted from higher prices and higher volume.

          Unit sales volume of hot-mix asphalt was 7,539,000 tons in 1994, down 3.7% from 7,830,000 tons in 1993, which in turn was up 4.8% from 7,474,000 tons sold in 1992. During 1994 volume increases in the Company's Arizona and New Mexico markets were more than offset by decreases in California due to the slowdown in infrastructure work.

          Gross profit increased by $3.8 million in 1994 as a result of a 3.4% increase in average sales price and $2.2 million increase in income from soil remediation operations offset partially by slightly higher unit production costs and a 3.7% volume decline. In 1993, a slight increase in average sales price and a 4.8% increase in unit sales volume was more than offset by the higher cost of purchased liquid asphalt, resulting in a 9.1% decline in gross profit per ton compared with 1992. Between 7.6% and 14.6% of the division's total gross profit was from the miscellaneous products and services category, which includes soil remediation operations, during 1994, 1993 and 1992.

          Selling, general and administrative expenses decreased 3.4% in 1994 versus 1993 which in turn had increased 1.3% over 1992. Income from operations increased to $13.1 million in 1994 from $8.8 million in 1993, which in turn dropped from $11.0 million in 1992.


          CONCRETE AND AGGREGATES DIVISION

          The Concrete and Aggregates Division produces and sells construction aggregates and supplies ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The division operates aggregates processing plants at 31 locations in the major markets of Southern and Central California, the San Francisco Bay Area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 28 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 28 ready mixed concrete locations, 13 are sites which also have aggregates processing plants.

          As shown in the following table, 1994 aggregate sales volumes declined from 1993 as the slowdown in infrastructure work in California more than offset increases from the January 17, 1994 Los Angeles earthquake. Volumes in 1993 increased slightly from 1992 due primarily to volumes of the San Francisco Bay Area operations which were acquired in December, 1992.


          CONSTRUCTION AGGREGATES - TONS SOLD
----------------------------------------------------------
(Amounts in thousands)              1994     1993     1992


Sales to outside customers        16,878   17,740   17,126
Used in ready mixed concrete       2,635    2,531    3,180
Sales to Asphalt Division          5,077    5,137    4,960
                                  ------------------------
Total                             24,590   25,408   25,266
                                  ========================


          Ready mixed concrete sales volume increased 7.0% to 1,946,000 cubic yards in 1994 from 1,818,000 cubic yards in 1993, which in turn had decreased from 2,146,000 cubic yards in 1992.

          Overall division revenue of $212.6 million was up 5.7% from 1993's revenue of $201.1 million, while 1993's revenue was down 2.2% from 1992's revenue of $205.7 million. The increase in 1994's revenue was due to higher average sales prices for both aggregates and ready mixed concrete and higher volumes for ready mixed concrete offset by lower volume for aggregates. The decrease in 1993's revenue was due to a decline in ready mixed concrete sales volume offset by higher average sales prices for both aggregates and ready mixed concrete.

          In 1994, the average sales price of aggregates increased 5.7% compared with 1993. Gross profit for aggregates during 1994 decreased $1.3 million as higher unit production costs and a 3.2% volume decline more than offset the increase in average sales price. Gross profit for ready mixed concrete increased by $3.8 million in 1994 as a 7.4% increase in average sales price and a 7.0% increase in unit sales volume more than offset a 3.4% increase in unit production costs.

          In 1993, the average sales price of aggregates increased 4.3% compared with 1992 resulting in a $4.0 million increase in gross profit. The average sales price of ready mixed concrete increased 4.8% during 1993 while costs per cubic yard were essentially unchanged. The higher average sales prices for both aggregates and ready mixed concrete more than offset the impact of flat aggregates volume and lower ready mixed volume, resulting in a $7.1 million increase in gross profit over 1992.

          Selling, general and administrative expenses increased 3.8% in 1994 from the 1993 level, which in turn had decreased 10.4% from 1992. Income from operations increased slightly to $11.1 million in 1994 from $10.5 million in 1993 which had recovered from 1992's level of $1.3 million.


          PROPERTIES DIVISION

          The Properties Division manages the Company's real estate and is responsible for acquisitions, permitting, reclamation, sales and leasing activities.

          Income from operations was $17.6 million in 1994 compared with $8.8 million in 1993. Included in 1994 are gains from real estate sales of $7.7 million versus $2.1 million in 1993. Included in 1993 is a charge of $1.3 million related to settlements of certain property disputes. Excluding the gains from real estate sales and the $1.3 million charge, Properties Division income was $9.9 million in 1994 compared with $8.0 million in 1993. The improved results primarily reflect increased earnings from landfill operations.

          Income from operations was $8.8 million in 1993 compared with $9.0 million in 1992. Included in 1993 are gains from real estate sales of $2.1 million versus $0.5 million in 1992. Also included in 1993 is a charge of $1.3 million related to settlements of certain property disputes. Excluding the gains from real estate sales and the $1.3 million charge, Properties

Division income was $8.0 million in 1993 compared with $8.5 million in 1992. The decline is largely due to lower income from landfill operations.

ENVIRONMENTAL MATTERS

          The Company is subject to federal, state and local environmental laws and regulations which require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites. Generally, the Company's exposure has been limited to soil contamination from underground fuel tanks or fuel spillage rather than exposure resulting from generation of hazardous waste, although it is a "named party" or "potentially responsible party" at three federal Superfund sites.

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

          During 1994, the Company charged to income $2.1 million before tax for environmental remediation costs and made related payments of $2.9 million. At December 31, 1994, the reserve for environmental remediation costs totaled $2.7 million. The amount reserved represents the estimated undiscounted costs which the Company will incur to remediate sites with known contamination. No potential insurance recoveries have been offset against the reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five years.

OTHER

          The Company has experienced unusually wet weather in California in January and February, 1995. Also, the Company is in labor negotiations with its Los Angeles plant operators represented by the Operating Engineers Union, whose contract expired on September 15, 1994. If the Company is unable to reach a negotiated settlement, it is likely that a strike would occur. The adverse weather conditions and a strike, should one occur, will depress volumes and cause plant efficiencies to suffer.


LIQUIDITY AND CAPITAL RESOURCES

          CASH FLOWS

          Cash and cash equivalents decreased $8.5 million in 1994 to a balance at year end of $2.1 million compared with a balance of $10.6 million at the end of 1993, which in turn was an increase of $10.6 million from 1992.

          Operating activities are the principal source of CalMat's cash flows. Over the past three years, operating activities have provided $116.0 million in cash. Net cash of $44.0 million generated from operating activities in 1994 was essentially unchanged from 1993's $43.9 million, which was $15.8 million more than in 1992.

          Cash used for investing activities totaled $1.7 million in 1994, a $2.6 million decrease from the 1993 level. The primary reasons for this change were increased proceeds from sales of real estate of $17.8 million offset by increased spending on property, plant and equipment of $13.8 million. Cash used for investing activities totaled $4.3 million in 1993, a $58.3 million decrease from the 1992 level. The primary reasons for this change were $20.7 million less in spending on property, plant and equipment in 1993 and the use of $34.1 million for a business acquisition in 1992.

          Net cash used for financing activities amounted to $50.8 million in 1994, a $21.8 million change from the $29.0 million used for financing activities during 1993. The primary reason for this change was $25.8 million more in net payments on notes and bonds payable in 1994 compared with 1993. Net cash used for financing activities amounted to $29.0 million in 1993, a $51.5 million change from the $22.5 million provided by financing activities during 1992. The primary reasons for this change were $50.7 million in net payments on notes payable to banks in 1993, compared with $39.0 million in net proceeds in 1992; offset by $35.0 million in proceeds from issuance of senior notes in 1993, $4.2 million less in payments of cash dividends and $2.2 million less in common stock repurchases.

          Although capital expenditures increased in 1994 to $25.8 million from $12.1 million in 1993, several planned projects were delayed to 1995. Capital expenditures in 1995 are expected to be in excess of $60.0 million due to cost savings projects, equipment replacements and expansion projects including the construction of mining facilities located at Irvine Lake in Orange County, California which is scheduled to begin production during 1995 and Azusa Rock, located near Los Angeles, California. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1995.

          During 1994 and 1993, the Company expended $9.3 million and $10.6 million in cash dividends. In order to conserve cash, the Company reduced its quarterly dividend from $0.16 per share to $0.10 per share in February 1993.


          WORKING CAPITAL

          Working capital totaled $34.9 million at December 31, 1994, a decrease of $4.0 million from the 1993 level of $38.9 million. This decrease was due to the $8.5 million decrease in cash and cash equivalents.

          Working capital totaled $38.9 million at December 31, 1993, an increase of $4.9 million from the 1992 level of $34.0 million. This increase was due to the $10.6 million increase in cash and cash equivalents.


          OTHER

          Total consolidated long-term and short-term borrowings at December 31, 1994 of $68.8 million decreased $46.7 million from the balance at December 31, 1993 of $115.5 million which in turn had decreased $16.7 million from the balance at December 31, 1992. The decreases in debt in both 1994 and 1993 were paid from cash flows from operations. Debt as a percent of total capitalization was 16.0% and 24.8%, at December 31, 1994 and 1993, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The location in this Form 10-K of the Company's Consolidated Financial Statements, Financial Statement Schedule and Selected Quarterly Financial Data are set forth in the "Index" on page 16 hereof.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE



                                                                 PAGE NUMBER

Report of Independent Accountants..............................       17

Consolidated Balance Sheets as of December 31, 1994 and 1993...       18

Consolidated Statements of Operations for the
three years ended December 31, 1994, 1993 and 1992.............       19

Consolidated Statements of Cash Flow for the
three years ended December 31, 1994, 1993 and 1992.............       20

Consolidated Statements of Stockholders' Equity
for the three years ended December 31, 1994, 1993 and 1992.....       21

Notes to Consolidated Financial Statements.....................       22

Financial Statement Schedule:

   II - Valuation and Qualifying Accounts and Reserves.........       32

Selected Quarterly Financial Data (Unaudited)..................       33


  Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
CalMat Co.
Los Angeles, California

  We have audited the accompanying consolidated balance sheets of CalMat Co. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and the related financial statement schedule as listed in the index on page 16 of this Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalMat Co. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Notes 4 and 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes, and effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.



                                    COOPERS & LYBRAND L.L.P.


Los Angeles, California
February 20, 1995

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                       ----------------------
(Amounts in thousands, except share data)                                                   1994         1993
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $   2,139    $  10,596
   Trade accounts receivable, less allowance for discounts and
      doubtful accounts ($4,254 in 1994 and $4,174 in 1993)                               61,353       63,835
   Income taxes receivable                                                                   714        1,564
   Inventories                                                                             6,439        5,581
   Prepaid expenses                                                                        3,322        3,205
   Deferred income taxes                                                                   9,089        7,499
   Installment notes receivable                                                            1,329        2,902
                                                                                       ---------    ---------
      Total current assets                                                                84,385       95,182
Installment notes receivable and other assets                                             21,937       21,492
Investment in and advances to affiliates                                                  14,527       14,945
Costs in excess of net assets of subsidiaries                                             53,793       55,484
Property, plant and equipment:
   Land and deposits                                                                     168,523      182,484
   Buildings, machinery and equipment                                                    476,023      469,185
   Construction in progress                                                               19,515       11,208
                                                                                       ---------    ---------
                                                                                         664,061      662,877
Less: accumulated depreciation and depletion                                            (265,866)    (245,085)
                                                                                       ---------    ---------
      Property, plant and equipment, net                                                 398,195      417,792
                                                                                       ---------    ---------
      Total assets                                                                     $ 572,837    $ 604,895
                                                                                       =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                    $  17,909    $  18,810
   Accrued liabilities                                                                    29,185       29,293
   Notes and bonds payable - current portion                                                  95        5,852
   Dividends payable                                                                       2,314        2,311
                                                                                       ---------    ---------
      Total current liabilities                                                           49,503       56,266
Notes and bonds payable - long term portion                                               68,694      109,635
Other liabilities and deferred credits                                                    21,333       17,724
Deferred income taxes                                                                     72,203       70,224
                                                                                       ---------    ---------
      Total liabilities                                                                  211,733      253,849
                                                                                       ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1 par value; authorized 5,000,000 shares;
      none issued or outstanding
   Common stock, $1 par value; authorized 100,000,000 shares; issued and outstanding
      23,138,769 in 1994 and 23,109,292 in 1993                                           23,139       23,109
   Additional paid-in capital                                                             39,930       39,202
   Retained earnings                                                                     298,035      288,735
                                                                                       ---------    ---------
      Total stockholders' equity                                                         361,104      351,046
                                                                                       ---------    ---------
      Total liabilities and stockholders' equity                                       $ 572,837    $ 604,895
                                                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the years ended
                                                                    December 31,
                                                          -----------------------------
(Amounts in thousands, except per share data)                 1994       1993      1992
---------------------------------------------------------------------------------------
Revenues:
  Net sales and operating revenues                        $365,243   $348,413   $347,282
  Gains on sale of real estate                               7,678      2,081        453
  Other income                                               3,876      3,012      2,525
                                                          --------   --------   --------
                                                           376,797    353,506    350,260
                                                          --------   --------   --------
Costs and expenses:
  Cost of products sold and operating expenses             304,721    296,169    299,829
  Selling, general and administrative expenses              34,525     33,636     36,141
  Interest expense                                           4,506      6,465      7,073
  Other expenses                                             3,436      2,339        409
  Special charges                                               --         --     26,100
                                                          --------   --------   --------
                                                           347,188    338,609    369,552
                                                          --------   --------   --------
Gains from disposal of assets held for sale                     --         --      1,786
                                                          --------   --------   --------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                  29,609     14,897    (17,506)
Federal and state income taxes                              10,881      6,600     (7,002)
                                                          --------   --------   --------
Income (loss) before cumulative effect
 of change in accounting principle                          18,728      8,297    (10,504)
Cumulative effect of change in accounting principle             --        919     (6,000)
                                                          --------   --------   --------
Net income (loss)                                         $ 18,728   $  9,216   $(16,504)
                                                          ========   ========   ========

Per Share Data
Income (loss) before cumulative effect of
  change in accounting principle                          $    .81   $    .36   $   (.45)
Cumulative effect of change in accounting principle              -        .04       (.26)
                                                          --------   --------   --------
Net income (loss)                                         $    .81   $    .40   $   (.71)
                                                          ========   ========   ========
Cash dividends per share                                  $    .40   $    .40   $    .64
                                                          ========   ========   ========



          The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         For the years ended December 31,
                                                                        ---------------------------------
(Amounts in thousands)                                                      1994        1993         1992
---------------------------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                                       $ 18,728    $  9,216    $(16,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation, cost depletion and amortization                           29,929      31,953      30,210
  Cumulative effect of change in accounting principle                         --        (919)      6,000
  Special charges                                                             --          --      26,100
  Gains from disposal of assets held for sale                                 --          --      (1,786)
  Gains from sale of real estate                                          (7,678)     (2,081)       (453)
  Gain on disposal of property, plant and equipment                         (291)       (379)         (3)
  Deferred tax expense                                                     2,075       2,184      (7,144)
  Changes in operating assets and liabilities
     Trade accounts, net                                                   3,690      (9,552)      3,340
     Inventories, prepaid expenses and deferred taxes                     (5,103)      2,094      (1,154)
     Accounts payable and accrued liabilities                              1,984       7,906      (3,368)
     Federal and state income taxes                                          850       3,349      (6,658)
     Other                                                                  (174)        111        (499)
                                                                        --------    --------    --------
  Cash provided by operating activities                                   44,010      43,882      28,081
                                                                        --------    --------    --------

Investing Activities:
Purchase of property, plant and equipment                                (25,836)    (12,063)    (32,732)
Proceeds from sale of property, plant and equipment                          773       1,922         640
Proceeds from sale of real estate                                         20,957       3,188         351
Proceeds from sale of properties included in assets held for sale             --          --       2,141
Receipts on installment notes receivable                                   2,397       1,638       1,777
Investment in and advances to affiliates                                      52        (214)       (189)
Business acquired                                                             --          --     (34,111)
Other investing activities                                                    --       1,275        (472)
                                                                        --------    --------      ------

  Cash used for investing activities                                      (1,657)     (4,254)    (62,595)
                                                                        --------    --------    --------
Financing Activities:
Stock options exercised                                                      551         335         546
Notes payable to banks                                                   (21,759)    (50,667)     39,000
Proceeds from senior notes                                                    --      35,000          --
Principal payments on notes and bonds payable                            (20,721)       (994)        (46)
Payment of cash dividends                                                 (9,253)    (10,624)    (14,833)
Common stock repurchases                                                      --          --      (2,214)
Hedge costs and other loan fees, net                                         372      (2,082)         --
                                                                        --------    --------      ------
  Cash provided by (used for) financing activities                       (50,810)    (29,032)     22,453
                                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents                          (8,457)     10,596     (12,061)
Balance, beginning of period                                              10,596          --      12,061
                                                                        --------    --------      ------
Balance, end of period                                                 $   2,139    $ 10,596    $     --
                                                                       =========    ========   =========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                                            $   6,827    $  7,103    $  7,186
   Income taxes                                                           10,602       3,844       9,910


The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             For the years ended
                                       December 31, 1994, 1993 and 1992
                                ---------------------------------------------
                                          Additional               Total
                                Common     Paid-In    Retained   Stockholders'
(Amounts in thousands)           Stock     Capital    Earnings     Equity
---------------------------------------------------------------------------
Balance, December 31, 1991      $23,137    $37,582    $322,877    $383,596
Net loss for 1992                    --         --     (16,504)    (16,504)
Common stock repurchased           (134)      (155)     (2,810)     (3,099)
Stock options exercised              81      1,413          --       1,494
Cash dividends declared              --         --     (14,800)    (14,800)
                                -------    -------    --------    --------
Balance, December 31, 1992       23,084     38,840     288,763     350,687
Net income for 1993                  --         --       9,216       9,216
Stock options exercised              25        362          --         387
Cash dividends declared              --         --      (9,244)     (9,244)
                                -------    -------    --------    --------
Balance, December 31, 1993       23,109     39,202     288,735     351,046
Net income for 1994                  --         --      18,728      18,728
Common stock repurchased             (8)       (12)       (172)       (192)
Stock options exercised              38        740          --         778
Cash dividends declared              --         --      (9,256)     (9,256)
                                -------    -------    --------    --------
Balance, December 31, 1994      $23,139    $39,930    $298,035    $361,104
                                =======    =======    ========    =========



The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CalMat Co. (the Company) and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for companies where ownership is between 20 and 50 percent.

CASH AND CASH EQUIVALENTS:   Cash and cash equivalents include all cash balances
and highly liquid investments with a maturity of three months or less when purchased.

COSTS IN EXCESS OF NET ASSETS OF SUBSIDIARIES:    Costs in excess of the fair
value of net assets of purchased subsidiaries are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of such costs was $9.4 million and $7.7 million at December 31, 1994 and 1993, respectively. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, trends and prospects, as well as the effects of demand, competition, and other economic factors. Management believes no impairment has occurred.

PROPERTY, PLANT AND EQUIPMENT:   Property, plant and equipment is carried at
cost. Depreciation is computed using primarily straight-line rates over estimated useful lives (5 to 35 years for plant structures and components and 4 to 25 years for machinery and equipment).

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

ENVIRONMENTAL:   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The reserve for environmental remediation costs was $2.7 million and $3.5 million at December 31, 1994 and December 31, 1993, respectively.

SELF-INSURANCE:   The Company is self-insured up to certain levels for workers'
compensation, automobile liability and general liability. The Company is also self-insured for health care claims for eligible active and retired employees. The Company accrues its estimated costs monthly in connection with its portion of insurance losses/claims. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for claims incurred but not reported based on actuarially estimated costs.

REVENUE RECOGNITION:   Sales and operating revenues are recorded upon shipment
of product, net of discounts, if any, and include revenue earned pursuant to the terms of property leasing contracts. Gains and losses on real estate are recorded upon consummation of the transaction. Other income relates primarily to interest and dividend income, miscellaneous rental income and gains on sale of fixed assets which are recognized in accordance with the terms of various contractual arrangements or upon receipt (as applicable).

RECLASSIFICATION: Beginning in 1994, certain expenses which were previously classified as selling, general and administrative expenses have been reclassified to cost of products sold and operating expenses to conform with current industry practices. Such expenses amounted to $8.0, $7.9 and $8.1 in 1994, 1993, and 1992, respectively. All financial information has been restated to conform with this year's presentation.

          Certain other prior year amounts have been reclassified to conform with the current year's presentation.

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

NOTE 3: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

(Amounts in thousands)                       1994      1993
-----------------------------------------------------------
Payroll, vacation and other benefits      $ 7,418   $ 7,687
Workers' compensation                       2,946     3,229
Profit sharing                              3,891     3,825
Other                                      14,930    14,552
                                          -------   -------
                                          $29,185   $29,293
                                          =======   =======

NOTE 4:  FEDERAL AND STATE TAXES

Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

(Amounts in thousands)                         1994       1993      1992
------------------------------------------------------------------------
Income (Loss) Before Income Taxes and
Cumulative Effect of Change in
Accounting Principle                        $29,609    $14,897  $(17,506)
                                            =======    =======  ========

Income Tax Expense (Benefit)                $10,881    $ 6,600  $ (7,002)
                                            =======    =======  ========

Income tax expense (benefit) consists of the following:

Federal Income Tax:
Currently payable (receivable)              $ 6,794    $ 3,252  $   (363)
Deferred                                      1,792      2,052    (5,219)
                                            -------    -------   -------
                                              8,586      5,304    (5,582)
                                            -------    -------   -------

State Income Tax:
Currently payable                             2,012      1,164       505
Deferred                                        283        132    (1,925)
                                            -------    -------   -------
                                              2,295      1,296    (1,420)
                                            -------    -------   -------
                                            $10,881    $ 6,600   $(7,002)
                                            =======    =======   =======

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                          1994        1993
                                                      --------------------
Depreciation                                          $ 30,718    $ 31,399
Real estate exchanges                                   27,191      25,161
Purchase accounting basis differences                   14,474      14,958
Depletion and other land basis adjustments               6,798       6,995
Other                                                    5,627       5,117
                                                      --------    --------
 Gross deferred tax liabilities                         84,808      83,630
                                                      --------    --------
Postretirement benefits                                 (4,462)     (4,448)
Real estate impairment                                  (6,230)     (7,194)
Other                                                  (11,718)    (10,524)
                                                      --------    --------
 Gross deferred tax assets                             (22,410)    (22,166)
Valuation allowance                                        716       1,261
                                                      --------    --------
                                                       $63,114    $ 62,725
                                                      ========    ========

A reconciliation of the provision for income taxes to the federal statutory income tax rate is as follows:

(Amounts in thousands)                                                          1994             1993            1992
---------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rates                             $ 10,363         $  5,065         $(5,952)
Less effect of:
   Federal tax benefit (expense) of state income tax                             785              392            (577)
   Percentage depletion in excess of cost depletion                            1,266            1,232           1,071
   Goodwill and other amortization                                              (461)            (449)           (616)
   Enacted rate change                                                            --           (1,127)             --
   Tax credits                                                                    --              267             314
   Other accruals                                                                388               31             333
   Miscellaneous                                                                (201)            (585)           (895)
                                                                            --------         --------        --------
        Reported federal income tax expense (benefit)                          8,586            5,304          (5,582)
State income tax expense (benefit)                                             2,295            1,296          (1,420)
                                                                            --------         --------        --------
                                                                             $10,881         $  6,600        $ (7,002)
                                                                            ========         ========        ========

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

          Under SFAS 109, assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are established for lower or higher tax bases. Under APB 11, values assigned were net of tax. In adopting SFAS 109, the Company adjusted the carrying amounts of assets purchased in business acquisitions which increased net property, plant and equipment and deferred taxes by $13.5 million. Pre-tax income from operations for the year ended December 31, 1993 was reduced by $0.6 million, representing primarily the increase in depreciation expense resulting from these higher carrying amounts.

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

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          At December 31, 1994, the Company had alternative minimum tax credit carryforwards of approximately $0.5 million available to offset regular tax in future years.

          The Company's federal consolidated income tax returns have been examined and settlements have been reached for all years through 1989, except for certain assessments made for the years 1986 and 1987 which are presently being negotiated at the appellate level. The Company believes that adequate provision has been made for possible assessments of additional taxes.

NOTE 5:  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following at December 31:

(Amounts in thousands)                              1994      1993
-------------------------------------------------------------------
Notes payable to banks                           $32,250   $ 62,333
Senior notes                                      35,000     35,000
Municipal improvement bonds                        1,539      2,647
Mortgages and other notes payable                     --     15,507
                                                 -------   --------
 Total                                            68,789    115,487
Less current portion                                  95      5,852
                                                 -------   --------
 Long-term portion                               $68,694   $109,635
                                                 =======   ========

          At December 31, 1994, the Company had a formal committed revolving credit facility with a group of banks totaling $125.0 million which will expire in 1997 and on which the Company pays facility fees of 0.165%.

          Short-term bank borrowings made under this credit facility and included in notes payable to banks were $32.3 million and $54.0 million at December 31, 1994 and 1993, respectively, and bore rates equal to or less than the prime bank lending rate which was 8.5% and 6.0% at December 31, 1994 and 1993, respectively. Committed credit available under the revolving credit facility provides management with the ability to refinance the short-term bank borrowings on a long-term basis and, as it is management's intention to do so, these borrowings have been classified as long-term debt.

          The senior notes bear interest at 6.7% and require principal payments beginning in 1997 through 2000.

          The credit agreements contain restrictions with respect to the incurring of additional debt, creation of liens and guarantees, and maintenance of minimum net worth and financial ratios.

          Maturities of notes and bonds payable during the next five years are as follows: 1995, $0.1 million; 1996, $0.1 million; 1997, $41.1 million; 1998,
$8.8 million; and 1999, $8.8 million.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  STOCK OPTIONS AND RIGHTS

          The Company has stock option plans that provide for granting incentive and non-qualified options on common stock to officers and key employees. During 1993, the Board of Directors adopted the 1993 Stock Option Plan for Executive and Key Employees of CalMat Co. which authorized the issuance of options covering 900,000 shares of common stock. Certain information relative to stock options follows:

                                           1994         1993         1992
                                      -----------------------------------
Shares
Outstanding at beginning of year      1,679,596    1,771,766    1,565,616
Granted                                 328,000      412,675      307,600
Exercised                               (37,610)     (24,912)     (81,450)
Forfeited                               (70,600)    (479,933)     (20,000)
                                      ---------    ---------    ---------
Outstanding at end of year            1,899,386    1,679,596    1,771,766
                                      =========    =========    =========
Available for future options            762,214    1,019,834       52,576
                                      =========    =========    =========
Exercisable at end of year            1,081,946      882,160      986,650
                                      =========    =========    =========

          Prices per share of common stock under option range from $12.75 to $30.50 at December 31, 1994. Options expire from 1995 to 2004. Prices per share of options exercised range from $12.75 to $22.50 in 1994, $7.095 to $19.375 in 1993 and $7.095 to $22.50 in 1992. Stock options may be issued to executives and certain key employees as determined by the Management Development and Compensation Committee of the Board of Directors. The price of the shares subject to each option is set by the Committee but may not be less than the fair market value of the shares at the date of grant. Options generally become exercisable in installments beginning one year after the date of grant and expire 10 years after the grant date. In 1994, 220 options expired. No options expired in 1993 or 1992.

          In September 1987, the Company declared a dividend distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right will entitle its holder to buy one share of the Company's stock at a price of $90 per share until September 1997. The rights will become exercisable if a person acquires 25.0% or more of the Company's stock or makes an offer, the consummation of which will result in the person's owning 30.0% or more of the Company's stock. In the event the Company is acquired in a merger, each right entitles the holder to purchase common stock of the surviving company having a market value twice the exercise price of the right. The rights may be redeemed by the Company at a price of $.05 per right at any time prior to a person acquiring 25.0% of the Company's common stock.

NOTE 7:  STOCKHOLDERS' EQUITY

          Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average shares of common stock outstanding.

          Weighted-average shares used for 1994, 1993 and 1992 totaled 23,224,000, 23,117,000 and 23,242,000, respectively.

NOTE 8:  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

          The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements to manage its interest rate risk. Interest rate swaps allow the Company to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Counterparties to these agreements are high credit quality financial institutions, and nonperformance is considered remote. In the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's exposure is limited to the interest rate differential.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company had an outstanding interest rate swap agreement that effectively converted $25.0 million of variable rate debt to fixed rate borrowings at December 31, 1994 and 1993. This agreement expires in 1995.

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its temporary excess cash investments in high quality short term money market instruments through several high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. A significant portion of the Company's sales are to customers in the construction industry, and, as such, the Company is directly affected by the well-being of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the credit worthiness of customers.

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

          The carrying values of cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 are as follows:

                                                              1994                               1995
                                                              ----                               ----
(Amounts in thousands)                             Carrying Amount    Fair Value     Carrying Amount    Fair Value
------------------------------------------------------------------------------------------------------------------
Notes receivable                                           $ 5,352       $ 4,768            $  6,459      $  6,285
Notes and bonds payable                                     68,789        66,400             115,487       111,619
Interest rate swaps-unrealized gain (loss)                      --           119                  --          (518)

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Notes receivable: The fair value has been estimated using the expected future cash flows discounted at market interest rates.

Notes and bonds payable: The fair value was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of short-term bank loans were assumed to approximate fair values due to their short-term maturities.

Interest rate swaps: Fair values are based on market value estimates from dealers.

NOTE 9:  RETIREMENT PLANS

          The Company has a trusteed thrift and profit-sharing retirement plan and a money purchase pension plan to provide funds from which retirement benefits are paid to substantially all salaried employees of the Company and its wholly-owned subsidiaries, including officers and directors who are also employees. Annual contributions to these plans made by the Company approximate 15.0% of the aggregate compensation paid or accrued each year to participants in the plans. The Company also contributes to various union pension plans, as specified by certain union agreements, and non-union pension plans which cover substantially all hourly employees. Contributions to all retirement plans charged to income totaled $8.2 million in 1994, $8.0 million in 1993 and $7.6 million in 1992.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company provides certain health care and life insurance benefits to eligible retired employees. Salaried and non-union hourly participants generally become eligible after reaching age 62 with 20 years of service or after reaching age 65 with 15 years of service. The health care plan is contributory and the life insurance plan is noncontributory. The plans are unfunded.

          In the third quarter of 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These benefits are now accrued over the period the employee provides services to the Company. Prior to the change, costs were charged to expense as incurred. The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation valued as of January 1, 1992, as of the beginning of the year and recorded an after-tax charge of $6.0 million, or $0.26 per share ($10.0 million net of deferred taxes of $4.0 million), as a change in accounting principle. The following table sets forth the plans' funded status reconciled with the amount included in the caption other liabilities and deferred credits in the Company's balance sheets at December 31:

(Amounts in thousands)                                                         1994      1993      1992
-------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
 Retirees                                                                   $ 5,152   $ 4,904   $ 5,255
 Fully eligible active plan participants                                        748       894     1,202
 Other active plan participants                                               1,006     1,022     1,160
                                                                            -------   -------   -------
                                                                              6,906     6,820     7,617
Plan assets at fair value                                                        --        --        --
                                                                            -------   -------   -------
Accumulated Postretirement Benefit Obligation in excess of plan assets        6,906     6,820     7,617
                                                                            -------   -------   -------
Unrecognized prior service cost                                               1,708     1,888     2,068
Unrecognized net gain                                                         2,041     2,038       913
                                                                            -------   -------   -------
Accrued postretirement benefit cost at December 31                          $10,655   $10,746   $10,598
                                                                            =======   =======   =======

The net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components:

(Amounts in thousands)                                                         1994      1993      1992
-------------------------------------------------------------------------------------------------------
Service cost - benefits attributed to service during the period               $ 230     $ 289   $   462
Interest cost on the Accumulated Postretirement Benefit Obligation              452       511       597
Net amortization                                                               (293)     (192)       --
Full recognition of transition obligation                                        --        --    10,000
                                                                              -----     -----   -------
Net periodic postretirement benefit cost                                      $ 389     $ 608   $11,059
                                                                              =====     =====   =======

          For measurement purposes, an 11.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 6.0% by 2012 and remain at that level thereafter. The weighted-average discount rate used in determining the Accumulated Postretirement Benefit Obligation was 8.0% in 1994 and 7.0% in 1993 and 1992.

          The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of December 31, 1994 by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.

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

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets based on their estimated fair values as of the date of the acquisition. The cost in excess of net assets acquired was approximately $10.4 million and is being amortized on a straight-line basis over 28 years, which approximates the estimated life of the aggregates reserves. The Jamieson Company's results of operations have been included in the Company's consolidated financial statements beginning December 8, 1992. The Jamieson Company's operations are not material in relation to the consolidated financial statements, and proforma financial information has, therefore, not been presented.

NOTE 11:  SPECIAL CHARGES

          Based upon an evaluation of certain developed real estate and due primarily to market conditions, the Company recorded a non-cash special charge of $15.0 million in the third quarter of 1992 representing the excess of net book value over the estimated fair market value. The net after-tax effect of this charge was $9.0 million, or $0.39 per share.

          Fourth quarter results for 1992 include a non-cash special charge of $11.1 million, of which $5.4 million is related to write downs of excess plant and equipment and severance payments related to the consolidation of certain construction materials operations, and $5.7 million is to write off accumulated costs incurred in connection with seeking permits for additional aggregates sources and other valuation allowances. These costs relate to projects where completion is uncertain in the near term because of economic conditions and increased regulation. The Company believes it has adequate aggregates reserves and productive capacity to serve indicated demand in the Company's markets. The net after-tax effect of this charge was $6.7 million, or $0.29 per share.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

          The Company had letters of credit outstanding totaling approximately $32.0 million at December 31, 1994, which guarantee various insurance and financing activities.

          The Company has retained certain self-insurance risks with respect to losses for workers' compensation, automobile and general liability and certain health care claims.

          The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a defendant in a civil action involving one "Superfund" cleanup site and as a "potentially responsible party" ("PRP") with respect to two other such sites. In each instance the Company is one of many entities so named. Because, in the case of the site involved in ongoing litigation, no final remedy has been selected, and with respect to the other two sites, investigation is ongoing, the Company's share of total liability, if any, is unable to be quantified at this time. In the case of the site involved in ongoing litigation, the Company believes that the wastes attributed to it were not hazardous. In addition, the waste attributed to the Company represents an extremely small (less than one tenth of one percent) percentage of the total volume of waste at this site.

          The Company is in labor negotiations with its Los Angeles plant operators represented by the Operating Engineers Union, whose contract expired on September 15, 1994. If the Company is unable to reach a negotiated settlement, it is likely that a strike would occur which would depress volumes and cause plant efficiencies to suffer.

          The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  BUSINESS SEGMENT INFORMATION

          The Company operates principally in three business segments: Asphalt, Concrete and Aggregates, and Properties. Operations in the Asphalt Division principally involve the manufacture and sale of hot-mix asphalt. In addition to supplying asphalt to customers at its various plants, the Asphalt Division maintains a fleet of specialty paving equipment which it rents to customers. It also markets GUARDTOP(R), an asphalt surface sealer, and is a distributor of paving reinforcement fabric. The division operates asphalt plants at 34 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 34 locations, 18 are sites which also have aggregates processing plants and/or ready mixed concrete plants operated by the Concrete and Aggregates Division.

          Operations in the Concrete and Aggregates Division include the mining and sale of aggregates (rock, sand and gravel) and the manufacture and sale of ready mixed concrete. The division operates aggregates production plants at 31 locations serving the Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara and San Francisco Bay areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 28 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 28 ready mixed concrete locations, 13 are sites which also have aggregates processing plants.

          The Properties Division manages the Company's real estate and is responsible for acquisition, permitting, reclamation, sales and leasing activities. These activities take place principally in Los Angeles and San Diego, California and Phoenix, Arizona.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Business segment information for the years ended December 31, is as follows:

(Amounts in thousands)                               1994        1993        1992
---------------------------------------------------------------------------------
Revenues:
Asphalt                                          $157,057    $153,862    $146,457
Concrete and Aggregates                           212,599     201,117     205,650
Properties - Operations                            24,403      21,560      21,585
Properties - Real estate sales                      7,678       2,081         453
Corporate and other                                 3,876       3,012       2,525
Intersegment sales                                (28,816)    (28,126)    (26,410)
                                                 --------    --------    --------
 Total                                           $376,797    $353,506    $350,260
                                                 ========    ========    ========

Income before taxes:
Asphalt                                          $ 13,079    $  8,790    $ 10,974
Concrete and Aggregates                            11,133      10,524       1,267
Properties - Operations                             9,900       6,734       8,543
Properties - Real estate sales                      7,678       2,081         453
Corporate and unallocated expenses, net           (14,621)    (14,434)    (15,626)
Other income                                        2,440       1,202       1,197
Special charges                                        --          --     (26,100)
Gains from disposal of assets held for sale            --          --       1,786
                                                 --------    --------    --------
 Total                                           $ 29,609    $ 14,897    $(17,506)
                                                 ========    ========    ========

Identifiable assets (as of December 31):
Asphalt                                          $143,103    $149,524    $141,763
Concrete and Aggregates                           276,734     287,943     302,226
Properties                                        125,442     131,802     132,477
Corporate and other                                27,558      35,626      20,774
                                                 --------    --------    --------
 Total                                           $572,837    $604,895    $597,240
                                                 ========    ========    ========

Depreciation, cost depletion and amortization:
Asphalt                                          $  7,450    $  7,435    $  6,413
Concrete and Aggregates                            17,950      19,562      18,890
Properties                                          3,683       3,993       4,124
Corporate and other                                   846         963         783
                                                  -------    --------    --------
 Total                                           $ 29,929    $ 31,953    $ 30,210
                                                 ========    ========    ========

Capital expenditures and business expansion:
Asphalt                                           $ 3,205    $  3,190    $  6,991
Concrete and Aggregates                            13,976       4,051      51,780
Properties                                          8,025       4,352       6,763
Corporate and other                                   630       1,161       1,672
                                                 --------    --------    --------
 Total                                           $ 25,836    $ 12,754    $ 67,206
                                                 ========    ========    ========

          Total revenues by segment include both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales. Income from operations by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and unallocated expenses include corporate administrative expenses and support expenses not allocated to business segments. Assets classified as corporate and other, consist primarily of general office facilities, cash and cash equivalents and other assets.

                          CALMAT CO. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
      Col. A                                                 Col. B               Col. C                 Col. D         Col. E
------------------------------------------------------------------------------------------------------------------------------

                                                           Balance at   Additions     Charged to                      Balance at
                                                            Beginning   Costs and          Other                          End of
    Description                                             of Period    Expenses       Accounts      Deductions          Period
    -----------                                            ----------   ---------     ----------      ----------      ----------
DECEMBER 31, 1994:
Reserves deducted from assets to which they apply:
 Allowance for doubtful trade  receivables...............     $3,854       $3,325       $     --          $3,273/(a)/     $3,906
 Allowance for cash discounts............................        320        3,476             --           3,448/(b)/        348
 Allowance for doubtful notes receivable.................        897          384             --             343/(a)/        938
Reserves included in liabilities:
 Environmental remediation...............................      3,500        2,069             --           2,855/(c)/      2,714
                                                              ------       ------       --------          ------          ------

   Total.................................................     $8,571       $9,254       $     --          $9,919          $7,906
                                                              ======       ======       ========          ======          ======

DECEMBER 31, 1993:
Reserves deducted from assets to which they apply:
 Allowance for doubtful trade receivables................     $2,656       $2,966       $     --          $1,768/(a)/     $3,854
 Allowance for cash discounts............................        607        2,802             --           3,089/(b)/        320
 Allowance for doubtful notes receivable.................      1,300          161             --             564/(a)/        897
Reserves included in  liabilities:
 Environmental remediation...............................      2,739        1,029             --             268/(c)/      3,500
                                                              ------       ------       --------          ------          ------
   Total.................................................     $7,302       $6,958       $     --          $5,689          $8,571
                                                              ======       ======       ========          ======          ======

DECEMBER 31, 1992:
Reserves deducted from assets to which they apply:
 Allowance for doubtful trade receivables................     $2,673       $1,814       $     --          $1,831/(a)/     $2,656
 Allowance for cash discounts............................        567        3,265             --           3,225/(b)/        607
 Allowance for doubtful notes receivable.................         --        1,300             --              --           1,300
Reserves included in liabilities:
 Environmental remediation...............................      2,364        1,276             --             901/(c)/      2,739
                                                              ------       ------       --------          ------          ------

   Total                                                      $5,604       $7,655       $     --          $5,957          $7,302
                                                              ======       ======       ========          ======          ======

-----------------------
Notes:

/(a)/  Write offs of uncollectible accounts, less recoveries.

/(b)/  Cash discounts allowed.

/(c)/  Payments made.

                          CALMAT CO AND SUBSIDIARIES
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1994                                                                           Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31          June 30      Sept. 30      Dec. 31          Year
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $79,515          $93,651      $101,867     $101,764      $376,797
Gross profit                                                    11,596           18,395        21,250       20,835        72,076
Net income                                                       1,453            5,194         6,297        5,784        18,728
Net income per share/(d)/                                          .06              .22           .27          .25           .81
1993                                                                           Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31          June 30      Sept. 30      Dec. 31          Year
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $62,042          $96,444      $100,432      $94,588      $353,506
Gross profit/(c)/                                                4,636           20,002        19,134       13,565        57,337
Net income (loss)                                               (2,503)/(a)/      5,620         4,521        1,578/(b)/    9,216
Net income (loss) per share/(d)/                                  (.11)/(a)/        .24           .20          .07/(b)/      .40

/(a)/ Reflects the cumulative effect to January 1, 1993 to adopt the new accounting standard for income taxes of $0.9 million, or $0.04 per share.
/(b)/ Includes charge of $0.8 million, or $0.03 per share, related to anticipated settlements of certain property disputes.
/(c)/ Reflects the restatement of certain selling, general and administrative expenses to cost of products sold and operating expenses. See Note 1 to the Consolidated Financial Statements.
/(d)/ The sum of the quarterly net income per share amounts may not equal the year because quarterly and annual figures are required to be independently calculated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Except for information as to identification and business experience of executive officers which is set forth in Part I of this report, the information called for by Item 10 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 5 of the Company's Proxy Statement dated March 16, 1995, for the April 26, 1995, Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by Item 11 is incorporated herein by reference to the information included under the caption "Executive Compensation" on pages 8 through 15 in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this Item 12 is incorporated herein by reference to the information included under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" on pages 2 through 5 of the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item 13 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 5 of the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a) List of documents filed as part of this report:

              (1)  Financial Statements:

                   See Index to Consolidated Financial Statements and Financial Statement Schedule on page 16 of this Annual Report on Form 10-K.

              (2)  Financial Statement Schedule:

                   See Index to Consolidated Financial Statements and Financial Statement Schedule on page 16 of this Annual Report on Form 10-K.

              (3)  Exhibits:

                   The following exhibits are included as part of the Company's 1994 Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Stockholders may obtain copies of the exhibits not presented herein upon written request to: Secretary, CalMat Co., 3200 San Fernando Road, Los Angeles, CA 90065.

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

          Exhibit 3.3: CalMat Co. By-Laws, filed as Exhibit 3.3 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

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

          Exhibit 10.1: First Amended and Restated Credit Agreement dated as of June 30, 1994, among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and The Other Financial Institution Parties Hereto, Arranged by BA Securities, Inc., filed as Exhibit 10.1 to Registrant's Report on Form 10-Q for the Quarterly Period Ended June 30, 1994, is incorporated herein by reference.

          Exhibit 10.2: Note Purchase Agreement dated as of July 23, 1993 between CalMat Co. and Metropolitan Life Insurance Company et al., filed as Exhibit 10.11 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

          Exhibit 10.3: Interest Rate Swap Agreement dated as of December 10, 1988, by and between Security Pacific National Bank and CalMat Co.

         *Exhibit 10.4:  Amended Employment Agreement between the Company and A.
                         Frederick Gerstell, filed as Exhibit 10.2 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

         *Exhibit 10.5:  Supplemental Executive Retirement Agreement between the
                         Company and A. Frederick Gerstell, filed as Exhibit
                         10.3 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

         *Exhibit 10.6:  Amended and Restated Trust Agreement dated April 13,
                         1993, by and between CalMat Co. and Wachovia Bank and Trust Company.

         *Exhibit 10.7:  Amended Employment Agreement between the Company and
                         Scott J Wilcott, filed as Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.8:  Amended Employment Agreement between the Company and Paul
                     Stanford, filed as Exhibit 10.9 to the Company's 1992 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.9:  Letter Agreement Regarding Employment between the Company and Delbert H. Tanner, executed May 27, 1993, filed as
                     Exhibit 10.16 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.10: Letter Agreement Regarding Employment between the Company and H. James Gallagher, executed August 12, 1993, filed as
                     Exhibit 10.17 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.11: Thrift and Profit Sharing Retirement Plan and Money
                     Purchase Pension Plan for Employees of CalMat Co., dated January 1, 1989, filed as Exhibit 10.8 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.12: Trust Agreement pursuant to the Thrift and Profit Sharing
                     Retirement Plan and the Money Purchase Pension Plan for Employees of CalMat Co., dated October 24, 1989, filed as
                     Exhibit 10.9 to the Company's 1989 Annual Report on
                     Form 10-K, is incorporated herein by reference.

     *Exhibit 10.13: Stock Option Plan for Executive and Key Employees of CalMat
                     Co., filed as Exhibit 4 to the Company's Form S-8 Registration Statement (#33-8770) effective October 6, 1986, is incorporated herein by reference.

     *Exhibit 10.14: 1987 Stock Option Plan for Executive and Key Employees of
                     CalMat Co., as amended, filed as Exhibit 4 to the Company's Form S-8 Registration Statement (#33-18760) effective December 19, 1987, is incorporated herein by reference.

     *Exhibit 10.15: Non-qualified Deferred Compensation Plan for Selected
                     Executives of CalMat Co, filed as Exhibit 10.12 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

     *Exhibit 10.16: 1990 Stock Option Plan for Executive and Key Employees of
                     CalMat Co., filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement (#33-43558) effective October 28, 1991, is incorporated herein by reference.

     *Exhibit 10.17: Amended and Restated 1993 Stock Option Plan for Officers,
                     Directors and Key Employees of CalMat Co., filed as Exhibit "A" to the Company's Definitive Proxy Statement filed with the Commission on March 16, 1994, and mailed to the Company's stockholders on March 17, 1994, is incorporated herein by reference.

      Exhibit 21.1:  Subsidiaries of the Company.

      Exhibit 22.1: The Company's definitive Proxy Statement, filed with the Commission on March 16, 1995, and mailed to the Company's stockholders on March 16, 1995, is incorporated herein by reference.

      Exhibit 23.1: Consent of Coopers & Lybrand L.L.P., certified public accountants, to incorporation by reference in the Registration Statements on Form S-8 (#33-8770, #33-18760, #33-43558 and #33-56301) and the related prospectuses pertaining to the Stock Option Plan for Executive and Key Employees of CalMat Co., the 1987 Stock Option Plan for Executive and Key Employees of CalMat Co., the 1990 Stock Option Plan for Executive and Key Employees of CalMat Co., and the Amended and Restated 1993 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co., respectively, is on page 40 of this Annual Report on Form 10-K.

      Exhibit 27:    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               There were no Form 8-K reports filed by the Company during the fourth quarter of 1994.

                                  CALMAT CO.
                           PROPERTY OWNED AND LEASED
                            AS OF DECEMBER 31, 1994

                                                                                       ACREAGE/(a)/
                                                                          ------------------------------------
                                                                                              JOINT
                                                                            OWNED   LEASED   VENTURES   TOTAL
                                                                          -------   ------   --------   ------

CONCRETE AND AGGREGATES: /(b)/
   Production and sales property................................            6,973    5,498              12,471
   Reserve property held for future production/not zoned........            3,565    1,115               4,680
   Fully depleted property......................................              416                          416
   Reserve property held for future production/zoned............              339                          339
   Joint ventures, partnerships, partially owned subsidiaries...                                  757      757
                                                                           ------    -----        ---   ------

            Total Concrete and Aggregates Division..............           11,293    6,613        757   18,663

ASPHALT:
   Production and sales property................................              559      431                 990
   Property leased to others/miscellaneous property.............                5        3                   8
                                                                           ------    -----        ---   ------

            Total Asphalt Division..............................              564      434                 998

PROPERTIES:
   Developable..................................................            1,025                  13    1,038
   Improved property/finished lots..............................               54        3                  57
   Improved property/fully developed............................               80        2                  82
   Landfill/permitted...........................................              176                          176
   Public storage...............................................               48                           48
   Property leased to others....................................              103        8                 111
   Miscellaneous properties/(c)/................................           12,119                       12,119
                                                                           ------    -----        ---   ------

            Total Properties Division...........................           13,605       13         13   13,631

            Total All Divisions.................................           25,462    7,060        770   33,292
                                                                           ======    =====        ===   ======

--------------------------

/(a)/ The Company's continuing program of evaluating the best use of property may result in reclassification of properties between categories from time to time.

/(b)/ Certain land in the Concrete and Aggregates Division is leased on a short-term basis as undeveloped property and the revenues generated are reported in the Properties Division.

/(c)/ Consists of numerous parcels which have limited access and of which approximately 59% are located in the Mojave Desert, Kern County, California.

                                  CALMAT CO.
                   SCHEDULE OF ESTIMATED AGGREGATES RESERVES
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN MILLIONS)


                           TONS OWNED      TONS LEASED     TOTAL TONS
                           ----------      -----------     ----------
Aggregates Reserves          1,053.6          736.1          1,789.7

                      CONSENT OF INDEPENDENT ACCOUNTANTS



  We consent to the incorporation by reference in the Registration Statements of CalMat Co. and subsidiaries on Form S-8 (File Numbers 33-8770, 33-18760, 33-43558 and 33-56301) of our report dated February 20, 1995, on our audits of the consolidated financial statements and the financial statement schedule of CalMat Co. and subsidiaries as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.



                                                        COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 24, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CalMat Co.

                                          By: /s/  A. FREDERICK GERSTELL
                                             ---------------------------------
                                                   A. Frederick Gerstell
                                             Chairman of the Board, President,
                                                Chief Executive Officer and
                                                  Chief Operating Officer


March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



             SIGNATURE                             CAPACITY                 DATE
----------------------------------------   -------------------------   --------------


/s/    A. FREDERICK GERSTELL               Chairman of the Board,      March 24, 1995
----------------------------------------   President, Chief
       A. Frederick Gerstell               Executive Officer, Chief
                                           Operating Officer and
                                           Director

/s/     H. JAMES GALLAGHER                 Chief Financial Officer     March 24, 1995
----------------------------------------
        H. James Gallagher


/s/       EDWARD J. KELLY                  Chief Accounting Officer    March 24, 1995
----------------------------------------
          Edward J. Kelly


/s/         JOHN C. ARGUE                  Director                    March 24, 1995
----------------------------------------
            John C. Argue


/s/        ARTHUR BROWN                    Director                    March 24, 1995
----------------------------------------
           Arthur Brown



           SIGNATURE                              CAPACITY                  DATE
----------------------------------------   -------------------------   --------------

/s/      HARRY M. CONGER                   Director                    March 24, 1995
----------------------------------------
         Harry M. Conger


/s/   RAYBURN S. DEZEMBER                  Director                    March 24, 1995
----------------------------------------
      Rayburn S. Dezember


/s/   RICHARD A. GRANT, JR.                Director                    March 24, 1995
----------------------------------------
      Richard A. Grant, Jr.


/s/     GROVER R. HEYLER                   Director                    March 24, 1995
----------------------------------------
        Grover R. Heyler


/s/      WILLIAM T. HUSTON                 Director                    March 24, 1995
----------------------------------------
         William T. Huston


/s/      WILLIAM JENKINS                   Director                    March 24, 1995
----------------------------------------
         William Jenkins


/s/      EDWARD A. LANDRY                  Director                    March 24, 1995
----------------------------------------
         Edward A. Landry


/s/          THOMAS L. LEE                 Director                    March 24, 1995
----------------------------------------
             Thomas L. Lee


/s/     THOMAS M. LINDEN                   Director                    March 24, 1995
----------------------------------------
        Thomas M. Linden


/s/      STUART T. PEELER                  Director                    March 24, 1995
----------------------------------------
         Stuart T. Peeler
