Form 10-Q
period 1995-03-31
CALMAT CO
filed 1995-05-15
CIK 23533

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM_______________TO_____________

     Commission File Number 1-7035

                            CALMAT CO.


      (Exact name of registrant as specified in its charter)

     Delaware                                     95-0645790
_______________________________              ___________________
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)               Identification No.)

   3200 San Fernando Road, Los Angeles, California     90065
________________________________________________________________
  (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code (213) 258-2777
                                                   ______________

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

23,138,769 shares of Common Stock were outstanding at April 30, 1995.

                                Page 1
- - ----------------------------------------------------------------------------

                            CALMAT CO.

                              INDEX


PART I - FINANCIAL INFORMATION                               PAGE

     Item 1.   Financial Statements

          (a)  Consolidated Balance Sheets:
               March 31, 1995 and December 31, 1994             3

          (b)  Consolidated Statements of Operations:
               For the Three Months Ended March 31,
               1995 and 1994                                    4

          (c)  Consolidated Statements of Cash Flow:
               For the Three Months Ended March 31, 1995
               and 1994                                         5

          (d)  Notes to the Consolidated Financial Statements   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    7


PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                         10

     Item 5.   Other Information                               11

     Item 6.   Exhibits and Reports on Form 8-K                11

     Signatures                                                12

                                Page 2
- - ---------------------------------------------------------------------------

                            CALMAT CO.

                   CONSOLIDATED BALANCE SHEETS
                      (amounts in thousands)

                                                March 31,   December 31,
                                                     1995           1994
                                                =========   ============
     ASSETS                                   (unaudited)

Current assets:
 Cash and cash equivalents                      $     -        $   2,139
 Trade accounts receivable, less
   allowance for discounts and
   doubtful accounts ($4,661 in
   1995 and $4,254 in 1994)                        50,308         61,353
 Income taxes receivable                              113            714
 Inventories                                        6,749          6,439
 Prepaid expenses and other                         3,205          3,322
 Deferred income taxes                              9,089          9,089
 Installment notes receivable-current
   portion                                          1,418          1,329
                                                    -----          -----
     Total current assets                          70,882         84,385
Installment notes receivable and other
 assets                                            35,840         36,464
Costs in excess of net assets of
 subsidiaries                                      53,371         53,793
Property, plant and equipment, at cost:
 Land and deposits                                170,331        168,523
 Buildings, machinery and equipment               458,006        476,023
 Construction in progress                          24,781         19,515
                                                   ------         ------
                                                  653,118        664,061
 Less:  Accumulated depreciation and
   depletion                                     (261,036)      (265,866)
                                                 --------       --------
     Property, plant and equipment,
     net                                          392,082        398,195
                                                  -------        -------
     Total assets                               $ 552,175      $ 572,837
                                                =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  19,148      $  17,909
 Accrued liabilities                               24,002         29,185
 Notes and bonds payable -
   current portion                                     91             95
 Federal and state income taxes                    (1,164)           -
 Dividends payable                                  2,314          2,314
                                                    -----          -----
   Total current liabilities                       44,391         49,503
Notes and bonds payable - long term
 portion                                           57,428         68,694
Other liabilities and deferred credits             21,333         21,333
Deferred income taxes                              72,216         72,203
                                                   ------         ------
   Total liabilities                              195,368        211,733
                                                  -------        -------
Stockholders' Equity:
 Common stock                                      23,139         23,139
 Additional paid-in capital                        39,929         39,930
 Retained earnings                                293,739        298,035
                                                  -------        -------
   Total stockholders' equity                     356,807        361,104
                                                  -------        -------
   Total liabilities and stockholders'
     equity                                     $ 552,175      $ 572,837
                                                =========      =========


See accompanying notes to consolidated financial statements.

                                Page 3
- - ---------------------------------------------------------------------------

                            CALMAT CO.

              CONSOLIDATED STATEMENTS OF OPERATIONS
     (unaudited, amounts in thousands, except per share data)

                                                     Three months ended
                                                          March 31,
                                                     1995           1994
                                                     ====           ====
Revenues:
 Net sales and operating revenues               $  65,804      $  78,423
 Gains on sales of real estate                      2,872            553
 Other income                                       1,278            539
                                                    -----            ---
                                                   69,954         79,515
                                                   ------         ------

Costs and expenses:
 Cost of products sold and operating
expenses                                           62,996         67,920
 Selling, general and administrative
   expenses                                         8,833          7,585
 Interest expense                                     490          1,311
 Other expense                                        781            402
                                                      ---            ---
                                                   73,100         77,218

Income (loss) before taxes                         (3,146)         2,297

Federal and state income taxes                     (1,164)           844
                                                   ------            ---

Net income (loss)                               $  (1,982)     $   1,453
                                                =========      =========


Per Share Data:

Income (loss) per share                         $   (0.09)     $    0.06
                                                =========      =========


Weighted average shares outstanding                23,158         23,286
                                                   ======         ======

Cash dividends per share                        $    0.10      $    0.10
                                                =========      =========




See accompanying notes to consolidated financial statements.

                                Page 4
- - ---------------------------------------------------------------------------

                            CALMAT CO.

               CONSOLIDATED STATEMENTS OF CASH FLOW
                (unaudited, amounts in thousands)

                                                     Three months ended
                                                          March 31,
                                                     1995           1994
                                                     ====           ====

OPERATING ACTIVITIES:
 Net income (loss)                              $  (1,982)     $   1,453
 Depreciation, cost depletion and
   amortization                                     7,641          7,565
 Other                                              3,741         (2,649)
                                                    -----         ------
   Cash provided by operating activities            9,400          6,369
                                                    -----          -----


INVESTING ACTIVITIES:
 Purchase of property, plant and
   equipment                                      (14,984)        (3,537)
 Proceeds from sale of real estate                 16,635            569
 Other                                                233            522
                                                      ---            ---
   Cash provided by (used for)
     investing activities                           1,884         (2,446)
                                                    -----         ------


FINANCING ACTIVITIES:
 Notes payable to banks                           (11,250)        (6,000)
 Principal payments on notes and bonds
   payable                                            -           (2,787)
 Payment of cash dividends                         (2,314)        (2,311)
 Other                                                141            660
                                                      ---            ---
   Cash used for financing activities             (13,423)       (10,438)
                                                  -------        -------

Decrease in cash and cash equivalents              (2,139)        (6,515)
   Balance, beginning of period                     2,139         10,596
                                                    -----         ------
   Balance, end of period                       $       0      $   4,081
                                                =========      =========


See accompanying notes to consolidated financial statements.

                                Page 5
- - ---------------------------------------------------------------------------

                            CALMAT CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)



1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1994 Annual Report on Form 10-K, filed with the Commission on March 31, 1995.

2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average equivalent shares of common stock outstanding.

3. Certain prior year amounts have been restated to conform to the current year's presentation.

                                Page 6
- - ---------------------------------------------------------------------------

                            CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
=========================================================

Results of Operations
- - ---------------------

The Company reported a net loss of $2.0 million, or $0.09 per share, for the first quarter of 1995 compared with net income of $1.5 million, or $0.06 per share, for the prior year's first quarter.

Record rainfall and related flooding in the Company's California markets resulted in more lost work days in the most recent quarter than in the year earlier quarter, resulting in depressed volumes and causing plant efficiencies to suffer. Also, the first quarter of 1994 benefitted from volumes generated by activity related to the Los Angeles earthquake.

Business segment information for the three months ended March 31, 1995 and 1994 is as follows:

                                                      Three months ended
                                                          March 31,
                                                     1995           1994
                                                     ====           ====
                                        (unaudited, amounts in thousands)
Revenues:
Asphalt                                           $23,888        $28,902
Concrete and Aggregates                            42,034         49,303
Properties - Operations                             4,677          5,846
Properties - Real Estate Sales                      2,872            553
Corporate and Other                                 1,278            539
Intersegment Sales                                 (4,795)        (5,628)
                                                  -------        -------
                                                  $69,954        $79,515
                                                  =======        =======

                                                      Three months ended
                                                          March 31,
                                                     1995           1994
                                                     ====           ====
                                       (unaudited, amounts in thousands)

Income (loss) before income taxes:

Asphalt                                           $(1,574)       $   692
Concrete and Aggregates                            (3,480)         1,870
Properties - Operations                             1,622          2,284
Properties - Real Estate Sales                      2,872            553
Corporate and unallocated expenses, net            (3,183)        (3,359)
Other income                                          597            257
                                                  -------        -------
                                                  $(3,146)       $ 2,297
                                                  =======        =======

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

                                Page 7
- - ---------------------------------------------------------------------------

                               CALMAT CO.

Concrete and Aggregates Division
- - --------------------------------

Aggregates sales volume by category is shown below.

                                                   Aggregates - Tons Sold
                                                     Three months ended
                                                          March 31,
                                                     1995           1994
                                                     ====           ====
                                         (unaudited, amounts in thousands)


Sales to outside customers                          2,673          3,849
Used in Ready Mixed Concrete                          609            649
Sales to Asphalt Division                             816          1,007
                                                      ---          -----
                                                    4,098          5,505
                                                    =====          =====


Ready mixed concrete sales volume was 466,000 cubic yards in the first quarter of 1995 compared with 482,000 cubic yards sold in the corresponding 1994 period.

Revenues in the Concrete and Aggregates Division were $42.0 million in the first quarter of 1995, down $7.3 million, or 15% compared with the corresponding 1994 period. The decrease was primarily due to lower aggregate sales volumes as a result of the record rainfall in California. The Division had a pre-tax loss from operations of $3.5 million in the most recent quarter compared with pre-tax income of $1.9 million in the year earlier quarter. Aggregates operations accounted for most of this decline due to the combination of 26% lower volume and 25% higher unit production costs, partially offset by slightly higher average selling prices. Despite the adverse weather conditions, gross profit from ready mixed concrete sales decreased less than 10% in the current quarter due to the combination of a 3% decline in volume and a 3% increase in unit operating costs, partially offset by slightly higher average selling prices. Ready mixed concrete operations were not as negatively impacted by the heavy rainfall in California because a much larger percentage of the Company's ready mixed concrete business is in Arizona and New Mexico where weather conditions were less severe.

Asphalt Division
- - ----------------

Revenues in the Asphalt Division were $23.9 million in the first quarter of 1995, down $5.0 million, or 17% compared with the corresponding 1994 period. The decrease was primarily due to lower sales volumes as a result of the record rainfall in California. Approximately 10% to 13% of the Division's total revenues consists of sales of miscellaneous products and services such as Guardtop, Oil Spread, Petromat, soil remediation operations, equipment rentals, etc. The Division had a pre-tax loss from operations of $1.6 million in the most recent quarter compared with pre-tax income of $0.7 million in the year earlier quarter. The decline is due to the combination of 17% lower volume and 9% higher unit production costs, partially offset by slightly higher average selling prices. As with the Concrete and Aggregates Division, the weather conditions in California severely affected volumes and plant efficiencies.

Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $4.7 million in first quarter of 1995, down $1.1 million from revenues of $5.8 million in the corresponding 1994 period. The decrease in revenue for the current quarter is primarily due to decreased revenues from landfill operations and developed properties. Pre-tax income from operations includes income from: rental of properties, self-storage operations, commercial inert landfills and gains from real estate sales. Pre-tax income from operations was $4.5 million in the most recent quarter compared with $2.8 million in the year earlier quarter. The increase is due primarily to gains from real estate sales which were $2.9 million in the current quarter compared with $0.6 million in the comparable 1994 period. Excluding real estate gains, pre-tax income from operations decreased $0.7 million because of a $0.3 million decrease in income from developed real estate due to sales of such properties, and $0.4 million decrease in income from landfill operations due, in part, to the adverse weather in California as well as a decline in activity related to the 1994 Los Angeles earthquake.

                                Page 8
- - ----------------------------------------------------------------------------

                            CALMAT CO.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents was $0.0 at March 31, 1995 compared with $2.1 million at December 31, 1994. Cash provided by operating activities was $9.4 million for the three months ended March 31, 1995. Cash provided by investing activities was $1.9 million, including $15.0 million used for the purchase of property, plant, and equipment offset by proceeds from the sale of real estate of $16.6 million. Cash used for financing activities was $13.4 million, including $2.3 million for cash dividends to stockholders and a $11.2 million net decrease in debt. Overall, cash and cash equivalents decreased $2.1 million during the first three months of 1995.

Working capital totaled $26.5 million at March 31, 1995, down from $34.9 million at December 31, 1994. Current ratios were 1.6 and 1.7 at March 31, 1995 and December 31, 1994, respectively.

Total consolidated long-term and short-term borrowings at March 31, 1995 and December 31, 1994 were $57.5 million and $68.8 million, respectively. Debt as a percent of total capitalization was 13.9% and 16.0%, at March 31, 1995 and December 31, 1994,
respectively.

Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements for the remainder of 1995.

Other
- - -----

In April, 1995 the Company announced a charge of $2.5 million ($1.5 million, net of tax, or $0.06 per share) against second quarter earnings for severance and other costs related to its decision to consolidate the management of the Concrete and Aggregates Division and the Asphalt Division in the state of California. This consolidation is intended to streamline decision making, enhance productivity and sharpen market focus as well as to reduce personnel costs by approximately $3.0 million per year in the future. The Company's construction materials operations in Arizona and New Mexico were previously consolidated in a similar manner.

                                Page 9
- - ---------------------------------------------------------------------------

                            CALMAT CO.

                   PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held in Los Angeles, California, on April 26, 1995, to:

 1. Elect thirteen directors, comprising the entire Board of Directors, to serve during the ensuing year and until their successors are elected or appointed. The nominees were John C. Argue, Arthur Brown, Harry M. Conger, Rayburn S. Dezember, A. Frederick Gerstell, Richard A. Grant, Jr., Grover R. Heyler, William T. Huston, William Jenkins, Edward A. Landry, Thomas L. Lee, Thomas M. Linden and Stuart T. Peeler.

 2. Ratify the selection by the Company's Board of Directors of auditors for 1995.


 The results of the meeting are as follows:

Shares outstanding and entitled to vote:                      23,138,769
Total shares voted:                                           20,687,086
% of shares outstanding:                                            89.4



Proposal 1, Directors
- - ---------------------                                                       Broker
                                                       For    Withheld      Non-Votes
                                                       ---    --------      ---------


Argue, J. C.                                    20,582,631     104,455            -0-
  % of votes cast           99.495                   0.505
  % of shares outstanding                           88.953       0.451

Brown, Arthur                                   20,563,256     123,830
  % of votes cast           99.401                   0.599
  % of shares outstanding                           88.869       0.535

Conger, H. M.                                   20,582,831     104,255            -0-
  % of votes cast           99.496                   0.504
  % of shares outstanding                           88.954       0.450

Dezember, R. S.                                 20,583,831     103,255            -0-
  % of votes cast           99.501                   0.499
  % of shares outstanding                           88.958       0.446

Gerstell, A. F.                                 20,513,295     173,791            -0-
  % of votes cast           99.160                   0.840
  % of shares outstanding                           88.653       0.751

Grant, R. A.                                    20,583,771     103,315            -0-
  % of votes cast           99.501                   0.499
  % of shares outstanding                           88.958       0.446

Heyler, G. R.                                   20,197,184     489,902            -0-
  % of votes cast           97.632                   2.368
  % of shares outstanding                           87.287       2.117


                               Page 10
- - ---------------------------------------------------------------------------

                                                                             Broker
Proposal 1, Directors (continued)                      For    Withheld       Non-votes
- - ---------------------------------                      ---    --------       ---------

Huston, W. T.                                   20,583,571     103,515            -0-
  % of votes cast           99.500                   0.500
  % of shares outstanding                           88.957       0.447

Jenkins, W.                                     20,554,700     132,386            -0-
  % of votes cast           99.360                   0.640
  % of shares outstanding                           88.832       0.572

Landry, E.                                      20,578,721     108,365            -0-
  % of votes cast           99.476                   0.524
  % of shares outstanding                           88.936       0.468

Lee, T. L.                                      20,582,771     104,315            -0-
  % of votes cast           99.496                   0.504
  % of shares outstanding                           88.954       0.450

Linden, T. M.                                   20,582,971     104,115            -0-
  % of votes cast           99.497                   0.503
  % of shares outstanding                           88.954       0.450

Peeler, S. T.                                   20,583,771     103,315            -0-
  % of votes cast           99.501                   0.499
  % of shares outstanding                           88.958       0.446


                                                             Broker
Proposal 2, Auditors            For    Against  Abstentions  Non-Votes
- - --------------------            ---    -------  -----------  ---------


Shares:                  20,613,959     14,234       58,893        -0-
% of shares voted:                      99.646        0.069      0.285
% of shares outstanding:                89.088        0.062      0.254


All directors listed above were elected at the meeting. There was no other director whose term of office as a director continued after the meeting.


Item 5.  Other Information
- - --------------------------

In April, 1995 the Company announced a charge of $2.5 million ($1.5 million, net of tax, or $0.06 per share) against second quarter earnings for severance and other costs related to its decision to consolidated the management of the Concrete and Aggregates Division and the Asphalt Division in the state of California. This consolidation is intended to streamline decision making, enhance productivity and sharpen market focus as well as to reduce personnel costs by approximately $3.0 million per year in the future. The Company's construction materials operations in Arizona and New Mexico were previously consolidated in a similar manner.


Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------


     (a)  None.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                Page 11
- - ----------------------------------------------------------------------------

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


                                   CALMAT CO.
                              ___________________________________



Date: May 12, 1995            By:  /s/ PAUL STANFORD
                              ___________________________________
                                   Paul Stanford
                                   Executive Vice President -
                                   Administration, General
                                   Counsel and Secretary



Date: May 12, 1995            By:  /s/ EDWARD J. KELLY
                              ___________________________________
                                   Edward J. Kelly
                                   Senior Vice President,
                                   Treasurer and Chief Accounting
                                   Officer