Form 10-Q
period 1995-06-30
CALMAT CO
filed 1995-08-14
CIK 23533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

     Commission File Number 1-7035

                                  CALMAT CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                           95-0645790
-----------------------------------------------------       --------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          Identification No.)


3200 San Fernando Road, Los Angeles, California                 90065
-------------------------------------------------------------------------------
    (Address of principal executive offices)                  (ZIP Code)


Registrant's telephone number, including area code          (213) 258-2777
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

                                                                 YES [X]  NO [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                 YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

23,154,422 shares of Common Stock were outstanding at August 10, 1995.

                                  CALMAT CO.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                  PAGE
  Item 1.  Financial Statements

          (a)  Consolidated Balance Sheets:
               June 30, 1995 and December 31, 1994                                 3

          (b)  Consolidated Statements of Operations:
               For the Three and Six Months Ended June 30, 1995 and 1994           4

          (c)  Consolidated Statements of Cash Flow:
               For the Six Months Ended June 30, 1995 and 1994                     5

          (d)  Notes to the Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     7

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                       11

  Signatures                                                                      12

                                  CALAMAT CO.
                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                                          June 30,      December 31,
                                                                                            1995            1994
                                                                                          --------        --------
        ASSETS                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents                                                                $   1,247       $   2,139
 Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($5,214 in 1995 and $4,254 in 1994)                                                       67,296          61,353
 Income taxes receivable                                                                        113             714
 Inventories                                                                                  6,901           6,439
 Prepaid expenses and other                                                                   2,302           3,322
 Deferred income taxes                                                                        9,089           9,089
 Installment notes receivable                                                                 1,487           1,329
                                                                                          ---------    ------------
       Total current assets                                                                  88,435          84,385
Installment notes receivable and other assets                                                36,014          36,464
Costs in excess of net assets of subsidiaries                                                52,948          53,793
Property, plant and equipment, at cost:
 Land and deposits                                                                          170,442         168,523
 Buildings, machinery and equipment                                                         460,306         476,023
 Construction in progress                                                                    35,608          19,515
                                                                                          ---------    ------------
                                                                                            666,356         664,061
 Less: Accumulated depreciation and depletion                                              (266,252)       (265,866)
                                                                                          ---------    ------------
       Property, plant and equipment, net                                                   400,104         398,195
                                                                                          ---------    ------------
       Total assets                                                                       $ 577,501       $ 572,837
                                                                                          =========    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                         $  25,458       $  17,909
 Accrued liabilities                                                                         28,676          29,185
 Notes and bonds payable - current portion                                                      115              95
 Federal and state income taxes                                                               1,236               -
 Dividends payable                                                                            2,319           2,314
                                                                                          ---------    ------------
     Total current liabilities                                                               57,804          49,503
Notes and bonds payable - long term portion                                                  66,374          68,694
Other liabilities and deferred credits                                                       22,314          21,333
Deferred income taxes                                                                        72,216          72,203
                                                                                          ---------    ------------
     Total liabilities                                                                      218,708         211,733
                                                                                          ---------    ------------
Stockholders' Equity:
 Common stock                                                                                23,152          23,139
 Additional paid-in capital                                                                  40,133          39,930
 Retained earnings                                                                          295,508         298,035
                                                                                          ---------    ------------
     Total stockholders' equity                                                             358,793         361,104
                                                                                          ---------    ------------
     Total liabilities and stockholders' equity                                           $ 577,501       $ 572,837
                                                                                          =========    ============

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)

                                                    Three months ended       Six months ended
                                                         June 30,               June 30,
                                                      1995       1994      1995           1994
                                                   --------    -------   --------       --------
Revenues:
 Net sales and operating revenues                  $101,050    $93,209   $166,854       $171,632
 Gains on sales of real estate                          956          0      3,828            553
 Other income                                         1,041        442      2,319            981
                                                   --------    -------   --------       --------
                                                    103,047     93,651    173,001        173,166
                                                   --------    -------   --------       --------
Costs and expenses:
 Cost of products sold and operating expenses        84,201     75,255    147,197        143,175
 Selling, general and administrative expenses         9,304      8,224     18,137         15,809
 Interest expense                                       492      1,192        982          2,503
 Other expense                                          534        768      1,315          1,170
 Special charge                                       2,000          0      2,000              0
                                                   --------    -------   --------       --------
                                                     96,531     85,439    169,631        162,657
                                                   --------    -------   --------       --------

Income before taxes                                   6,516      8,212      3,370         10,509

Federal and state income taxes                        2,411      3,018      1,247          3,862
                                                   --------    -------   --------       --------

Net income                                         $  4,105    $ 5,194   $  2,123       $  6,647
                                                   ========    =======   ========       ========

Per Share Data:

Net income                                            $0.18      $0.22      $0.09          $0.29
                                                   ========    =======   ========       ========

Weighted average shares outstanding                  23,214     23,219     23,178         23,249
                                                   ========    =======   ========       ========

Cash dividends per share                              $0.10      $0.10      $0.20          $0.20
                                                   ========    =======   ========       ========

See accompanying notes to consolidated financial statements.

                                  CALAMUT CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                             Six months ended
                                                                  June 30,
                                                             1995        1994
                                                           --------    --------
OPERATING ACTIVITIES:
 Net income                                                $  2,123    $  6,647
 Depreciation, cost depletion and amortization               15,196      15,056
 Other                                                          389      (5,431)
                                                           --------    --------
  Cash provided by operating activities                      17,708      16,272
                                                           --------    --------
INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (30,750)    (11,902)
    Proceeds from sale of real estate                        17,977         569
    Other                                                       618       1,073
                                                           --------    --------
  Cash used for investing activities                        (12,155)    (10,260)
                                                           --------    --------
FINANCING ACTIVITIES:
    Notes payable to banks                                   (2,250)     (6,000)
    Principal payments on notes and bonds payable               (30)     (6,119)
    Payment of cash dividends                                (4,628)     (4,625)
    Other                                                       463         705
                                                           --------    --------
       Cash provided by (used for) financing activities      (6,445)    (16,039)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents               (892)    (10,027)
  Balance, beginning of period                                2,139      10,596
                                                           --------    --------
  Balance, end of period                                   $  1,247    $    569
                                                           ========    ========

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

3. Included in cash at June 30, 1995 was $1.3 million of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

The Company reported net income of $4.1 million, or $0.18 per share, for the second quarter of 1995, which includes a special charge of $1.2 million, after tax, or $0.05 per share, related to the previously announced management consolidation of the Company's construction materials operations. Excluding the special charge, net income would have been $5.3 million, or $0.23 per share, compared with $5.2 million, or $0.22 per share, for the prior year's second quarter.

The Company reported net income of $2.1 million, or $0.09 per share, for the six months ended June 30, 1995, which includes the special charge of $1.2 million, or $0.05 per share, referred to above. Excluding the special charge, net income would have been $3.3 million, or $0.14 per share, compared with net income of $6.6 million, or $0.29 per share, for the comparable period in 1994.

Record rainfall and related flooding in the Company's California markets severely affected operations in the first quarter of 1995. Also, 1994 benefitted from volumes generated by activity related to the Los Angeles earthquake.

Business segment information for the three and six months ended June 30, 1995 and 1994 is as follows:

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                          1995              1994       1995           1994
                                                        --------          -------    --------       --------
                                                               (unaudited, amounts in thousands)
Revenues:

Asphalt                                                 $ 46,310          $40,080    $ 70,198       $ 68,982
Concrete and Aggregates                                   58,138           54,488     100,172        103,791
Properties - Operations                                    4,808            6,019       9,485         11,865
Properties - Real Estate Sales                               956                -       3,828            553
Corporate and other                                        1,041              442       2,319            981
Intersegment sales                                        (8,206)          (7,378)    (13,001)       (13,006)
                                                        --------          -------    --------       --------
                                                        $103,047          $93,651    $173,001       $173,166
                                                        ========          =======    ========       ========

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                          1995              1994       1995           1994
                                                        --------          -------    --------       --------
                                                                (unaudited, amounts in thousands)
Revenues:
Income before income taxes:

Asphalt                                                 $  4,168          $ 4,033    $  2,594       $  4,725
Concrete and Aggregates                                    4,193            5,455         713          7,325
Properties - Operations                                    1,921            2,493       3,543          4,777
Properties - Real Estate Sales                               956                -       3,828            553
Corporate and unallocated expenses, net                   (3,466)          (3,945)     (6,649)        (7,304)
Other income                                                 744              176       1,341            433
Special charge                                            (2,000)(a)            0      (2,000)(a)          0
                                                        --------          -------    --------       --------
                                                        $  6,516          $ 8,212    $  3,370       $ 10,509
                                                        ========          =======    ========       ========

(a) Charge for severance and other costs related to the consolidation of the management of the Concrete and Aggregates Division and the Asphalt Division in the state of California.

                                  CALMAT CO.

---------------------

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


Concrete and Aggregates Division
--------------------------------

Aggregates sales volume by category is shown below.

                                         Aggregates - Tons Sold
                                         (amounts in thousands)

                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                   1995    1994           1995     1994
                                  -----   -----          ------   ------

Sales to outside customers        3,998    4,369         6,671    8,218

Used in Ready Mixed Concrete        749      674         1,358    1,323

Sales to Asphalt Division         1,395    1,299         2,211    2,306
                                  -----    -----        ------   ------
                                  6,142    6,342        10,240   11,847
                                  =====    =====        ======   ======

Ready mixed concrete sales volume was 563,000 cubic yards in the second quarter of 1995 compared with 485,000 cubic yards sold in the corresponding 1994 period, and 1,029,000 cubic yards in the first six months of 1995 compared with 967,000 cubic yards sold in the first six months of 1994.

Revenues in the Concrete and Aggregates Division were $58.1 million in the second quarter of 1995, up $3.7 million, or 7% compared with the corresponding 1994 period. Revenues were $100.2 million in the first six months of 1995, down $3.6 million, or 4% compared with the same period in 1994. The revenue increase for the current quarter was due to higher unit sales volume for ready mixed concrete and higher average selling prices for both aggregates and ready mixed concrete. The revenue decrease for the current year's six-month period was primarily due to lower aggregates sales volume as a result of the record rainfall in California during the first quarter of 1995. This decline was partially offset by higher average selling prices for both aggregates and ready mixed concrete and higher unit sales volume for ready mixed concrete.

The Division's pre-tax income from operations was $4.2 million in the most recent quarter compared with $5.5 million in the year earlier quarter. Aggregates gross profit was lower in the second quarter due to the combination of a 3% volume decline and higher unit production costs, partially offset by an increase in average selling prices. Gross profit from ready mixed concrete sales was higher in the second quarter primarily due to a 16% increase in

                                  CALMAT CO.

--------------------------------

volume. Average selling prices increased 3%, while production costs, principally purchased cement, increased at nearly the same rate. In addition, administrative and other overhead costs increased, primarily due to increased workers' compensation and bad debt reserves.

Pre-tax income from operations for the first six months was $0.7 million, compared with $7.3 million in the 1994 period. Aggregates operations accounted for the decline due to the combination of 14% lower volume and 12% higher unit production costs, partially offset by 3% higher average selling prices. Gross profit from ready mixed concrete sales improved slightly, due to the combination of a 6% increase in volume and a 3% increase in average selling prices, partially offset by higher unit production costs. Ready mixed concrete operations were not as negatively impacted by the heavy rainfall in California the first quarter, because a much larger percentage of the Company's ready mixed concrete business is in Arizona and New Mexico, where weather conditions were less severe.

Asphalt Division
----------------

Revenues in the Asphalt Division were $46.3 million in the second quarter of 1995, up $6.2 million, or 16% compared with the corresponding 1994 period. Revenues were $70.2 million in the first six months of 1995, up $1.2 million, or 2% from the first six months of 1994. The revenue increase for the current quarter was due to the combination of higher unit sales volumes and higher average selling prices. The revenue increase for the current year's six-month period was due to higher average selling prices. Approximately 12% to 14% of the Division's total revenues consists of sales of miscellaneous products and services such as Guardtop, Oil Spread, Petromat, Thermal Soils, equipment rentals, etc.

The Division's pre-tax income from operations was $4.2 million in the most recent quarter compared with $4.0 million in the year earlier quarter. Gross profit was flat with the year earlier quarter as a 13% increase in volume and a 4% increase in average selling prices were essentially offset by an 8% increase in unit production costs. The increase in production costs relates primarily to the cost of purchased liquid asphalt and aggregates. A majority of the aggregates used by the Asphalt Division are purchased from the Concrete and Aggregates Division.

Pre-tax income from operations was $2.6 million in the first six months of 1995 compared with $4.7 million in the prior period. The decline is due to an 8% increase in unit production costs, partially offset by a 3% increase in average selling prices. Asphalt sales volumes were essentially unchanged. As with the Concrete and Aggregates Division, the weather conditions in California in the first quarter severely affected volumes and plant efficiencies.


Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $4.8 million in the second quarter of 1995, down $1.2 million from revenues of $6.0 million in the corresponding 1994 period, and $9.5 million in the first six months of 1995, down $2.4 million from $11.9 million in the first six months of 1994. The decrease in revenue for the quarter is primarily due to decreased revenue from developed properties which, in turn, was caused by recent sales of such properties. The decrease in revenue for the six month period is due to decreased revenue from developed properties as mentioned above and a decline in revenue from landfill operations due, in part, to the adverse weather in California in the first quarter of 1995.

The Division's pre-tax income from operations was $2.9 million for the second quarter of 1995 compared with $2.5 million in the prior year's second quarter. Included in the current quarter are $1.0 million of gains from real estate

                                  CALMAT CO.

-------------------

sales. There were no real estate sales in the prior year's quarter. Excluding real estate gains, pre-tax income from operations decreased $0.6 million. This decrease was primarily caused by a decline in income from developed properties which, in turn, was caused by recent sales of such properties.

Pre-tax income from operations was $7.4 million in the first six months of 1995 compared with $5.3 million in the prior period. Gains from real estate sales of $3.8 million are included in 1995 versus gains of $0.6 million in 1994. Excluding real estate gains, pre-tax income from operations decreased $1.2 million because of a $0.6 million decrease in income from developed properties due to recent sales of such properties, and a $0.6 million decrease in income from landfill operations due, in part, to the adverse weather in California in the first quarter of 1995.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $1.2 million at June 30, 1995 compared with $2.1 million at December 31, 1994. Cash provided by operating activities was $17.7 million for the six months ended June 30, 1995. Cash used for investing activities was $12.2 million, including $30.8 million for the purchase of property, plant, and equipment, offset by proceeds from the sale of real estate of $18.0 million. Cash used for financing activities was $6.5 million, including $4.6 million for cash dividends to stockholders and a $2.3 million net decrease in debt.
Overall, cash and cash equivalents decreased $0.9 million during the first six months of 1995. Working capital totaled $30.6 million at June 30, 1995, down from $34.9 million at December 31, 1994. Current ratios were
1.5 and 1.7 at June 30, 1995 and December 31, 1994, respectively.

Total consolidated long-term and short-term borrowings at June 30, 1995 and December 31, 1994 were $66.5 million and $68.8 million, respectively. Debt as a percent of total capitalization was 15.6% and 16.0%, at June 30, 1995 and December 31, 1994, respectively. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1995.


Other
-----

The Company's labor contracts with the Operating Engineers Union covering the Los Angeles area aggregates plants, and asphalt plants throughout Southern California, have expired. The Company had implemented the provisions of its final offer to the Los Angeles area aggregates plant employees earlier in the year. On July 25, 1995, union employees at CalMat operations throughout Southern California went on strike. The economic effect of the strike on the Company cannot be predicted accurately at this time, but volumes and plant efficiencies are expected to decline and a protracted work stoppage could have a material, adverse impact on the third quarter's results.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K
 ----------------------------------------


 (a)  Exhibit 27. Article 5 Financial Data Schedule.

 (b)  No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                  CALMAT CO.
                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CALMAT CO.
                                       ----------------------------
                                       (Registrant)



 Date:  August 14, 1995                By: /s/ PAUL STANFORD
                                           ------------------------
                                           Paul Stanford
                                           Executive Vice President -
                                           Administration, General
                                           Counsel and Secretary



 Date:  August 14, 1995                By: /s/ EDWARD J. KELLY
                                           ------------------------
                                           Edward J. Kelly
                                           Senior Vice President, Treasurer
                                           and Chief Accounting Officer