Form 10-Q
period 1995-09-30
CALMAT CO
filed 1995-11-14
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _________________

     Commission File Number 1-7035

                                   CALMAT CO.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                               95-0645790
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               Identification No.)

       3200 San Fernando Road, Los Angeles, California            90065
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (ZIP Code)

Registrant's telephone number, including area code                (213) 258-2777
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

23,166,422 shares of Common Stock were outstanding at November 10, 1995.

                                   CALMAT CO.

                                     INDEX
                                     -----

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              (a)  Consolidated Balance Sheets:
                   September 30, 1995 and December 31, 1994                  3

              (b)  Consolidated Statements of Operations:
                   For the Three and Nine Months Ended September 30, 1995
                   and 1994                                                  4

              (c)  Consolidated Statements of Cash Flow:
                   For the Nine Months Ended September 30, 1995 and 1994     5

              (d)  Notes to the Consolidated Financial Statements            6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              11

     Signatures                                                             12

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                                         September 30,    December 31,
                                                                                                  1995            1994
                                                                                         --------------   -------------
                                                                                            (unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents                                                                   $   1,215       $   2,139
 Trade accounts receivable, less allowance for discounts and
   doubtful accounts ($5,403 in 1995 and $4,254 in 1994)                                        64,442          61,353
 Income taxes receivable                                                                             0             714
 Inventories                                                                                     7,281           6,439
 Prepaid expenses and other                                                                      5,309           3,322
 Deferred income taxes                                                                           7,545           9,089
 Installment notes receivable                                                                    1,393           1,329
                                                                                             ---------    ------------
     Total current assets                                                                       87,185          84,385
Installment notes receivable and other assets                                                   27,788          36,464
Costs in excess of net assets of subsidiaries                                                   52,525          53,793
Property, plant and equipment, at cost:
 Land and deposits                                                                             190,679         168,523
 Buildings, machinery and equipment                                                            473,145         476,023
 Construction in progress                                                                       43,722          19,515
                                                                                             ---------    ------------
                                                                                               707,546         664,061
 Less:  Accumulated depreciation and depletion                                                (276,683)       (265,866)
                                                                                             ---------    ------------
        Property, plant and equipment, net                                                     430,863         398,195
                                                                                             ---------    ------------
        Total assets                                                                         $ 598,361       $ 572,837
                                                                                             =========    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                            $  23,488       $  17,909
 Accrued liabilities                                                                            32,237          29,185
 Notes and bonds payable - current portion                                                         115              95
 Federal and state income taxes                                                                    476               -
 Dividends payable                                                                               2,319           2,314
                                                                                             ---------    ------------
   Total current liabilities                                                                    58,635          49,503
Notes and bonds payable - long term portion                                                     84,374          68,694
Other liabilities and deferred credits                                                          22,679          21,333
Deferred income taxes                                                                           72,749          72,203
                                                                                             ---------    ------------
   Total liabilities                                                                           238,437         211,733
                                                                                             ---------    ------------
Stockholders' Equity:
 Common stock                                                                                   23,166          23,139
 Additional paid-in capital                                                                     40,353          39,930
 Retained earnings                                                                             296,405         298,035
                                                                                             ---------    ------------
   Total stockholders' equity                                                                  359,924         361,104
                                                                                             ---------    ------------
   Total liabilities and stockholders' equity                                                $ 598,361       $ 572,837
                                                                                             =========    ============

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)

                                                       Three months ended             Nine months ended
                                                          September 30,                 September 30,
                                                     1995            1994            1995           1994
                                                   --------        --------        --------       --------
Revenues:
 Net sales and operating revenues                  $100,254        $ 99,480        $267,108       $271,112
 Gains on sales of real estate                            0           1,787           3,828          2,340
 Other income                                           608             600           2,927          1,581
                                                   --------        --------        --------       --------
                                                    100,862         101,867         273,863        275,033
                                                   --------        --------        --------       --------

Costs and expenses:
 Cost of products sold and operating expenses        86,161          80,616         233,358        223,791
 Selling, general and administrative expenses         8,314           8,815          26,451         24,624
 Interest expense                                       847           1,182           1,829          3,685
 Other expense                                          437           1,298           1,752          2,468
 Special charge                                           0               0           2,000              0
                                                   --------        --------        --------       --------
                                                     95,759          91,911         265,390        254,568
                                                   --------        --------        --------       --------

Income before taxes                                   5,103           9,956           8,473         20,465

Federal and state income taxes                        1,888           3,659           3,135          7,521
                                                   --------        --------        --------       --------

Net income                                         $  3,215        $  6,297        $  5,338       $ 12,944
                                                   ========        ========        ========       ========


Per Share Data:

Net income                                            $0.14           $0.27           $0.23          $0.56
                                                   ========        ========        ========       ========

Weighted average shares outstanding                  23,184          23,212          23,179         23,237
                                                   ========        ========        ========       ========

Cash dividends per share                              $0.10           $0.10           $0.30          $0.30
                                                   ========        ========        ========       ========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                 1995                1994
                                                                             --------            --------
OPERATING ACTIVITIES:
   Net income                                                                $  5,338            $ 12,944
   Depreciation, cost depletion and amortization                               23,008              22,479
   Other                                                                        2,202              (8,683)
                                                                             --------            --------
    Cash provided by operating activities                                      30,548              26,740
                                                                             --------            --------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                  (42,895)            (17,425)
   Proceeds from sale of real estate                                           18,114               3,582
   Acquisition of business, net, of cash acquired                             (11,682)                  0
   Other                                                                       (4,582)              2,042
                                                                             --------            --------
    Cash used for investing activities                                        (41,045)            (11,801)
                                                                             --------            --------

FINANCING ACTIVITIES:
   Notes payable to banks                                                      15,750              (5,000)
   Principal payments on notes and bonds payable                                  (30)            (12,824)
   Payment of cash dividends                                                   (6,947)             (6,939)
   Other                                                                          800                 752
                                                                             --------            --------
      Cash provided by (used for) financing activities                          9,573             (24,011)
                                                                             --------            --------

Decrease in cash and cash equivalents                                            (924)             (9,072)
    Balance, beginning of period                                                2,139              10,596
                                                                             --------            --------
    Balance, end of period                                                   $  1,215            $  1,524
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

3. Included in cash at September 30, 1995 was $1.2 million of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

                                  CALMAT CO.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

The Company reported net income of $3.2 million, or $0.14 per share, for the third quarter of 1995, compared with $6.3 million, or $0.27 per share, for the prior year's third quarter.

The Company reported net income of $5.3 million, or $0.23 per share, for the nine months ended September 30, 1995, which includes a second quarter special charge of $1.2 million, after tax, or $0.05 per share, related to a management consolidation of the Company's construction materials operations. Excluding the special charge, net income would have been $6.5 million, or $0.28 per share, compared with net income of $12.9 million, or $0.56 per share, for the comparable period in 1994.

Record rainfall and related flooding in the Company's California markets in the first quarter of 1995 and an organized labor strike in the Los Angeles area in the third quarter of 1995 had a significant negative impact on operations in 1995. Also, 1994 benefitted from volumes generated by activity related to the Los Angeles earthquake.

Business segment information for the three and nine months ended September 30, 1995 and 1994 is as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                            1995             1994            1995           1994
                                                        ---------       ---------        --------      ---------
                                                                     (unaudited, amounts in thousands)
Revenues:

Construction Materials                                  $ 95,099        $ 92,789         $252,468      $252,556
Properties - Operations                                    5,155           6,691           14,640        18,556
Properties - Real Estate Sales                                 0           1,787            3,828         2,340
Corporate and other                                          608             600            2,927         1,581
                                                        --------        --------         --------      --------
                                                        $100,862        $101,867         $273,863      $275,033
                                                        ========        ========         ========      ========

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                            1995             1994            1995           1994
                                                        ---------       ---------        --------      ---------
                                                                     (unaudited, amounts in thousands)
Income before income taxes:

Construction Materials                                  $  5,713        $  8,639         $  9,020      $ 20,689
Properties - Operations                                    2,274           2,905            5,817         7,682
Properties - Real Estate Sales                                 0           1,787            3,828         2,340
Corporate and unallocated expenses, net                   (3,350)         (3,738)          (9,999)      (11,042)
Other income                                                 466             364            1,807           797
Special charge                                                 0               0           (2,000)(a)         0
                                                        --------        --------         --------      --------
                                                        $  5,103        $  9,957         $  8,473      $ 20,466
                                                        ========        ========         ========      ========

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


Construction Materials Division
-------------------------------

Aggregates sales volume by category is shown below.

                                           Aggregates - Tons Sold
                                           (amounts in thousands)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,

                                   1995        1994      1995       1994
                                  -----       -----    ------     ------
Sales to outside customers        4,396       4,570    11,067     12,788

Used in Ready Mixed Concrete        800         623     2,158      1,946

Used in Asphalt                   1,272       1,441     3,483      3,747
                                  -----       -----    ------     ------
                                  6,468       6,634    16,708     18,481
                                  =====       =====    ======     ======

Ready mixed concrete sales volume was 597,000 cubic yards in the third quarter of 1995 compared with 467,000 cubic yards sold in the corresponding 1994 period, and 1,626,000 cubic yards in the first nine months of 1995 compared with 1,434,000 cubic yards sold in the first nine months of 1994. Asphalt sales volume was 1,968,000 tons in the third quarter of 1995, compared with 2,184,000 tons sold in the corresponding 1994 period, and 5,338,000 tons in the first nine months of 1995, compared with 5,550,000 tons sold in the first nine months of 1994.

Revenues in the Construction Materials Division were $95.1 million in the third quarter of 1995, up $2.3 million, or 2% compared with the corresponding 1994 period. Revenues were $252.5 million in the first nine months of 1995, virtually equal to the same period in 1994. The revenue increase for the current quarter was due to higher unit sales volume and a higher average selling price for ready mixed concrete, which was not impacted by the labor strike in the current quarter.

The Division's pre-tax income from operations was $5.7 million in the most recent quarter compared with $8.6 million in the year earlier quarter. The decrease is largely from higher costs and reduced volumes caused by the previously announced organized labor strike, which began in late July and affected most of the Company's Los Angeles area aggregates and asphalt operations. The Company incurred incremental, out-of-pocket costs of $2.1 million as a result of the strike. Also, operating profits in the areas impacted by the strike suffered due to unit sales volume declines of approximately 20% and 31% for aggregates and asphalt, respectively, compared with the year earlier quarter.

                                  CALMAT CO.

---------------------

Aggregates gross profit, Company wide, was lower in the third quarter due to the combination of a 3% volume decline and 5% lower average selling prices. The reduced average selling price was due primarily to a product mix change. Asphalt gross profit was also lower in the current quarter due to the combination of a 10% volume decline and an 8% increase in unit production costs, partially offset by a 4% increase in average selling prices. The increase in production costs relates primarily to the cost of purchased liquid asphalt and aggregates as well as efficiency declines due to the aforementioned labor strike in Los Angeles. A majority of the aggregates used by the asphalt operations are from the Company's internal aggregates sources. Gross profit from ready mixed concrete sales was higher in the third quarter due to the combination of a 28% increase in volume, a 2% increase in average selling prices and a slight decrease in unit production costs. The ready mixed concrete operations were not impacted by the labor strike in the current quarter. However, the prior year's results for ready mixed concrete operations were negatively impacted by an organized labor strike at our Ventura County operations. Income from the Company's soil remediation operations declined $0.7 million in the current period due to a substantial reduction in volumes processed.

Pre-tax income from operations for the first nine months was $9.0 million compared with $20.7 million in the year earlier period. Aggregates gross profit was lower due to the combination of a 10% volume decline and 6% higher unit production costs. Asphalt gross profit was also lower due to the combination of a 4% volume decline and an 8% increase in unit production costs, partially offset by a 4% increase in average selling prices. Gross profit from ready mixed concrete sales was higher in the first nine months of 1995 due to a 13% increase in unit sales volumes and a 2% increase in average selling prices, partially offset by slightly higher unit production costs solely due to the increased cost of purchased cement. Ready mixed concrete operations were not as negatively impacted by the heavy rainfall in California in the first quarter, because a much larger percentage of the Company's ready mixed concrete business is in Arizona and New Mexico, where weather conditions were less severe. The prior year's period also benefitted from higher income from soil remediation operations.


Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.2 million in the third quarter of 1995, down $1.5 million from revenues of $6.7 million in the corresponding 1994 period, and $14.6 million in the first nine months of 1995, down $4.0 million from $18.6 million in the first nine months of 1994. The decrease in revenue for the quarter and nine month period is primarily due to decreased revenue from developed properties which was caused by recent sales of such properties and a decline in revenue from landfill operations. The prior year's third quarter included revenue from an unusually large landfill contract in Arizona. The decrease in revenue for the nine month period is due to decreased revenue from developed properties as mentioned above and a decline in revenue from landfill operations due, in part, to the adverse weather in California in the first quarter of 1995 and the large contract in Arizona mentioned above.

The Division's pre-tax income from operations was $2.3 million for the third quarter of 1995 compared with $4.7 million in the prior year's third quarter. The current quarter includes no gains from real estate sales compared with gains of $1.8 million in the prior year's quarter. Excluding real estate gains, pre-tax income from operations decreased $0.6 million. This decrease relates to a decline in income from developed properties due to recent sales of such properties and reduced income from landfill operations. The landfill results for the prior year's third quarter included income from an unusually large contract in Arizona.

Pre-tax income from operations was $9.6 million in the first nine months of 1995 compared with $10.0 million in the prior period. Gains from real estate sales of $3.8 million are included in 1995 versus gains of $2.3 million in

                                  CALMAT CO.

-------------------------------

1994. Excluding real estate gains, pre-tax income from operations decreased $1.9 million because of a $1.0 million decrease in income from developed properties due to recent sales of such properties, and a $0.9 million decrease in income from landfill operations due, in part, to the adverse weather in California in the first quarter of 1995 and an unusually large contract in Arizona in the third quarter of 1994.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $1.2 million at September 30, 1995 compared with $2.1 million at December 31, 1994. Cash provided by operating activities was $30.5 million for the nine months ended September 30, 1995. Cash used for investing activities was $41.0 million, including $42.9 million for the purchase of property, plant, and equipment and $11.7 million for the acquisition of a business, offset by proceeds from the sale of real estate of $18.1 million. Cash provided by financing activities was $9.6 million, including a $15.8 million net increase in debt, offset by cash dividend payments to stockholders of $6.9 million. Overall, cash and cash equivalents decreased $0.9 million during the first nine months of 1995. Working capital totaled $28.0 million at September 30, 1995, down from $34.9 million at December 31, 1994. Current ratios were 1.5 and 1.7 at September 30, 1995 and December 31, 1994, respectively.

Total consolidated long-term and short-term borrowings at September 30, 1995 and December 31, 1994 were $84.5 million and $68.8 million, respectively. Debt as a percent of total capitalization was 19.0% and 16.0%, at September 30, 1995 and December 31, 1994, respectively. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1995.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibit 10.1 Standby Letter of Credit Facility dated September 26, 1995, between CalMat Co. and ABN-AMRO Bank N.V.

     Exhibit 27. Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CALMAT CO.
                                       -----------------------------------
                                       (Registrant)



 Date:  November 13, 1995              By: /s/ Paul Stanford
                                       -----------------------------------
                                           Paul Stanford
                                           Executive Vice President -
                                           Administration, General Counsel
                                           and Secretary



 Date:  November 13, 1995              By: /s/ Edward J. Kelly
                                       -----------------------------------
                                           Edward J. Kelly
                                           Senior Vice President, Treasurer
                                           and Chief Accounting Officer