Form 10-K405
period 1995-12-31
CALMAT CO
filed 1996-04-01
CIK 23533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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

   $338,960,814  COMPUTED ON THE BASIS OF $18.375 PER SHARE, WHICH WAS THE
     LAST SALE PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 20, 1996.

 Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date.
   23,182,312 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF FEBRUARY 20, 1996.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

CALMAT CO.'S DEFINITIVE PROXY STATEMENT, DATED MARCH 15, 1996 IS INCORPORATED BY
                    REFERENCE IN PART III OF THIS FORM 10-K.

===============================================================================

                               TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
- ------                                                                      ----
                                     PART I
Item 1.      Business.....................................................    1
Item 2.      Properties...................................................    5
Item 3.      Legal Proceedings............................................    6
Item 4.      Submission of Matters to a Vote of Security Holders..........    7

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................    9
Item 6.      Selected Financial Data......................................   10
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   11
Item 8.      Financial Statements and Supplementary Data..................   14
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   32

                                    PART III

Item 10.     Directors and Executive Officers of Registrant...............   32
Item 11.     Executive Compensation.......................................   32
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...................................................   32
Item 13.     Certain Relationships and Related Transactions...............   32

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedule, and Reports
             on Form 8-K..................................................   32
Signatures ...............................................................   39

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

          CalMat Co. (the "Company" or "Registrant") has its corporate headquarters in Los Angeles, California and has operations throughout the state of California, in Phoenix and Tucson, Arizona, and in Albuquerque, New Mexico. The Company was formed in 1984 by the business combination of California Portland Cement Company ("CPC") and Conrock Co. ("Conrock"). Following its formation, the Company operated CPC as its Cement Division. The Company subsequently disposed of the Cement Division in an exchange transaction with Onoda California, Inc. in 1990. The Company's operations are primarily concentrated in two business segments. One of its business segments involves the manufacture, production, distribution and sale of construction materials: aggregates (crushed rock, sand and gravel), hot-mix asphalt and ready mixed concrete. This business segment experiences fluctuations with general levels of activity in the construction industry and with weather-related construction delays, which normally occur during the first and fourth quarters each year. A second business segment is engaged in the ownership, leasing and management of industrial and office buildings, the ownership and leasing of undeveloped real property and sales of real property.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          Information about the Company's business segments for the years ended December 31, 1995, 1994 and 1993 is incorporated in Note 11 of the "Notes to Consolidated Financial Statements," located on pages 28 and 29 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

          CONSTRUCTION MATERIALS DIVISION

          The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The division operates aggregates processing plants at 30 locations in the major markets of Southern and Central California, the San Francisco Bay Area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. The division also operates asphalt plants at 33 locations in the same markets as the aggregates processing plants, but in
addition, also operates in the Sacramento area.   Of the 33 hot-mix locations,
19 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 26 locations in the same markets as the aggregates plants, except for the Los Angeles and San Francisco Bay areas. Of the 26 ready mixed concrete locations, 12 are sites which also have aggregates processing plants. Examples of projects to which the Company will supply aggregates and/or ready mixed concrete in 1996 include:
Piers 302-305 at the Los Angeles Harbor in Los Angeles, California, the post-earthquake rebuild of the Cypress freeway in Oakland, California destroyed by the 1989 Loma Prieta earthquake, the Pleasanton/Dublin Bay Area Rapid Transit extension in the San Francisco area, a waste water treatment plant in Fresno, California, the widening of the 118 freeway lanes in Southern California's San Fernando Valley, Phase III of the Red Line Tunnel in West Los Angeles, the Arizona Museum of Science and Technology in Phoenix, Arizona, the Tucson, Arizona International Airport, the Cottonwood Mall in Albuquerque, New Mexico, and the light rail transit line between downtown San Diego, California and Jack Murphy Stadium.

          The Construction Materials Division was formed in 1995 as a consolidation of the Company's former Concrete and Aggregates Division and its Asphalt Division. The former divisions were consolidated in order to streamline the Company's operations, to eliminate redundancies, and to give customers a single point of contact for the Company's products. Included within this new Division is Western Environmental Contracting, Inc. (formerly known as Western Thermal Soils Company), a wholly owned subsidiary that provides soil remediation, crushing and contracting services.


          Aggregates

          Of the Company's 30 aggregates processing plants, 17 are located in Southern California. The Company believes it is the largest supplier of construction aggregates in the greater Los Angeles area. During 1995, the Company sold 23.2 million tons of aggregates, representing less than half of the Company's annual maximum production capacity. As of December 31, 1995, the Company had estimated aggregates reserves of approximately 1.9 billion tons, located near the major urban centers of the markets it serves. A schedule of the Company's estimated aggregates reserves is found on page 37 of this Annual Report on Form 10-K. The Company owns (or has long-term leases or options for) all of the properties on which its reserves are located, and in all cases where required by law the Company obtains permits from various governmental authorities prior to the commencement of its mining activities. Approximately 57% of the Company's total reserves are either fully permitted or in the process of being permitted. As is typical of major aggregates producers with a number of production facilities, the currently permitted reserves at the Company's quarries, expressed in terms of years of production at historical rates, varies widely, in the Company's case from approximately two to three years at several older facilities to in excess of 20 years at many others. The Company has permitting or alternative production plans to deal with all of its sites where reserves could be depleted in less than 10 years, and believes that its current reserves position provides it with a significant long-term competitive advantage.

          To further assure sufficient reserves and adequate facilities to meet future demand, the Company continues to add new aggregates reserves. In early 1996, the Company acquired a 611-acre site in south San Diego County, which is expected to yield 30 million tons of aggregates reserves. During 1995, the Company purchased its joint venture partner's 50% share of the partnership which owns Azusa Rock, Inc., to become the sole owner of this 120-million ton reserve, located ten miles from Los Angeles. In March 1994 the Company was awarded a contract to remove 18 million tons of rock, sand and silts from Irvine Lake in Orange County, California where commercial aggregates production has recently commenced. In addition, the Company obtained permits for more than 50 million tons of sand and gravel near San Bernardino, California in 1993 which should allow the Company to meet its needs in that region for several decades.

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


          Hot-Mix Asphalt

          The Company's asphalt operations, under the trade name Industrial Asphalt, represent the third largest supplier of hot-mix asphalt to the construction industry nationwide, and the Company believes it is the largest such supplier in California. The Company produces and supplies asphalt and related specialty products. Unlike most of its competitors, the Company does not undertake paving work, and thus does not compete with its customers, which are principally contractors engaged in the paving business.

          The primary source of revenue from asphalt operations is from the sale of hot-mix asphalt. Hot-mix asphalt consists by volume of approximately 95% aggregates and 5% liquid asphalt (a refined petroleum product). Of the 33 Company locations with asphalt facilities, 19 are sites that also have aggregates processing plants and/or ready mixed concrete plants. This proximity provides the Company with a competitive advantage in those markets due to the availability of aggregates and transportation cost savings. At all other asphalt plants, more than one source of aggregates is available, and at all asphalt plants, more than one source of liquid asphalt is available.

          In addition, the Company operates 13 asphalt recycling systems at its major plants that recover aggregates and oil from asphalt that has been salvaged from roads and other surfaces. Used in the production of new asphalt paving, the recovered aggregates and oil offer substantial cost savings, strengthen the Company's ability to secure public projects, and provide a high return on investment. Two additional recycling systems are planned for 1996.

          During 1995, the Company acquired an asphalt plant located on the Company's Carroll Canyon aggregates site, near San Diego, to enhance the Company's responsiveness to local customers. Also in late 1995, the Company entered into a site lease agreement to erect an asphalt plant at Romoland in Riverside County, California.

          The Company also manufactures related specialty products including GUARDTOP(R), a seal coating material used for sealing asphalt pavement to prevent water damage and surface erosion, and, under a license agreement, the Company is the exclusive distributor in metropolitan Los Angeles of PETROMAT(R), a polypropylene reinforcing fabric used in the resurfacing of pavement. The Company also maintains a fleet of paving machines and specialty paving equipment which it rents, along with qualified operators, to contractors.


          Ready Mixed Concrete

          Ready mixed concrete, which consists by volume of approximately 80% aggregates and 20% cement, water and other materials, is either delivered by the Company's fleet of approximately 375 mixer trucks or by independent haulers. The Company has vertically integrated into the ready mixed concrete business primarily in those geographic areas where it has been necessary from a competitive standpoint to provide an outlet for the Company's aggregates production.


          PROPERTIES DIVISION

          The Properties Division manages the Company's extensive holdings of over 32,000 owned and leased acres and is responsible for land acquisitions, permitting, reclamation, sales and leasing activities. Due to economies of scale and the Company's experience and expertise in the permitting process, the Company believes it has a significant advantage over most of its smaller competitors in obtaining permits for its mining and other operations. The Company maintains substantial property holdings near the major urban centers of the markets it serves and leases land containing aggregates reserves prior to commencement of mining activities. During 1995, approximately 130 leases covering approximately 1,400 acres were in effect. These leaseholds were used for farming, storage locations and other uses.

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

          As part of the Company's restructuring in 1988, the Company decided to discontinue its business of developing industrial and office buildings. Since that time, the Company has sold 33 such buildings (totaling approximately 1.7 million square feet). As market conditions permit, the Company intends to dispose of its remaining commercial and industrial developments except for certain industrial buildings which buffer the Company's mining and production operations. The Company currently owns over 0.9 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates mining sites and buffer the adjacent mining and processing operations. The Division currently operates nine landfills and expects to develop one additional landfill site in 1996. All of the Company's existing and planned landfills are designed and have permits to accept only non-hazardous construction rubble.


          COMPETITIVE CONDITIONS

          The aggregates operations and the ready mixed concrete operations have numerous competitors in each of their markets, but generally have fewer competitors in the aggregates market than in the ready mixed concrete market. A majority of the ready mixed concrete business is obtained by competitive bid.
In addition to competitive pricing, the Company's other methods of meeting competition include providing higher levels of service and higher quality products to its customers. Most of the Company's aggregates are delivered to customers by third-party truckers. The Company consumes a portion of its aggregates production in the manufacturing of ready mixed concrete, and supplies a portion of its production to its asphalt operations for use in the production of hot-mix asphalt. Other sources of raw materials, such as cement used in ready mixed concrete, are readily available.

          The Company's asphalt operations have more than one competitor in each of its markets and have several competitors in most of its markets. These operators compete for business through price, quality and service to customers.

          In 1987, the Company entered into a ten-year consent decree with the Justice Department limiting its ability to acquire additional asphalt operations in the greater Los Angeles area, western San Diego County and other specified areas of Southern California. The 1995 acquisition of the Carroll Canyon asphalt plant was completed with the consent of the Justice Department.



          REGULATIONS AND EMPLOYEES

          Regulations

          Substantial time and resources are expended by the Company to comply with local, state and federal regulations for land use, health and safety, air pollution and other environmental matters. This is essential, because changes in the enforcement of existing regulations or the addition of new laws and regulations may require the Company to modify, supplement or replace equipment or facilities.

          During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by some government agencies. The Company attempts to minimize the generation of such waste material and recycles most of it. A small amount of remaining wastes is disposed of in fully permitted off-site landfills.

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


          Employees and Other Labor Information

          The Company had 1,671 full-time employees as of December 31, 1995. Of these, 498 were salaried and 1,173 were hourly.

          The Company is party to 28 collective bargaining agreements covering an aggregate of 959 employees. Eight of these agreements, covering an aggregate of 156 employees, are currently being negotiated, including one with its Teamster employees in Albuquerque, New Mexico and three others with its Teamster and Operating Engineer employees in Bakersfield, California. If the Company is unable to reach negotiated settlements for any of these contracts, it is likely that a strike would occur. A strike, should one occur, will depress volumes and cause plant efficiencies to suffer.

          In July 1995, a labor strike by Southern California's I.U.O.E. Local 12 members, affecting 87 asphalt employees and 134 aggregates employees, caused the Company to experience temporary volume losses and higher costs. The strike is still in effect but work is being performed by a combination of new employees and returning workers.

          The Company is currently negotiating new contracts with several other local unions (Teamsters, Laborers and Electricians) to succeed those which expired in 1994 for its California locations in the counties of Los Angeles and

Orange, and in the cities of Fresno and Sanger, California. In addition, the Company has four other contracts relating to its asphalt employees that expire in 1997; three with the Operating Engineers in its Fresno and Sacramento locations, and one with the Operating Engineers in Phoenix.

          A labor agreement negotiated in 1993, which covers less than five employees at the Company's Properties Division's landfill facilities, expires in 1996.


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

          As is the case with other companies in the same industries, the Company's products contain varying amounts of crystalline silica, a common mineral that is a component of most sands. Excessive, prolonged inhalation of very small particles (principally those less than ten microns in size) of crystalline silica has been associated with non-malignant lung disease. In 1987, the carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the National Toxicology Program. The International Agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." At present, the State of California does not require warning notices concerning the carcinogenicity, if any, of crystalline silica pursuant to California Proposition 65, but this policy is currently being evaluated and is subject to change in the future. In addition, future research results could tend to implicate crystalline silica as a carcinogen or could fail to show any association between crystalline silica and cancer. The Company is not a party to any litigation regarding crystalline silica.


ITEM 2.  PROPERTIES


PLANT FACILITIES

          See "Item 1. Business" on page 1 of this Annual Report on Form 10-K for additional information relating to these properties.

          The Company makes a practice of leasing idle land which has been obtained for its aggregates reserves during periods when the land is not used for operations. During 1995, approximately 130 leases covering more than 1,400 acres were in effect. These leaseholds were used for farming, storage locations and other uses. Additionally, the Company owns approximately 0.9 million square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates operations and buffer the adjacent mining and processing operations. A total of 32,678 acres are owned or leased by the Company.

          See "CalMat Co., Property Owned and Leased" on page 36 of this Annual Report on Form 10-K for additional information relating to these properties.

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


ENVIRONMENTAL - GENERAL

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


ENVIRONMENTAL - ADMINISTRATIVE AND JUDICIAL PROCEEDINGS

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

          To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA issued a Remedial Investigation Report in October 1994. A Feasibility Study, upon which the final remedy will be based, is currently expected to be issued in late 1996.

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

          In a related development, the Company was among 150 defendants named in a civil action filed in September 1994 in Los Angeles Superior Court by approximately 100 individuals, alleging personal injuries and property damage arising from the existence and operation of the Operating Industries landfill site. The complaint seeks "general, special and punitive" damages "according to proof" at time of trial. The Company contends that it has no liability in this matter. However, the ultimate outcome of this action for the Company cannot be predicted because the case is still in the preliminary stages of development, there are a large number of parties alleged to be involved, the damages, if any, will likely be apportioned between any defendants found to be responsible, and there exists the potential for insurance coverage.

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

          San Fernando Valley Superfund Area

          The EPA has named the Company as a PRP under CERCLA in connection with ongoing containment and remediation being conducted pursuant to an EPA Record of Decision issued in 1987 for the San Fernando Valley Area 1 Superfund Site, North Hollywood Operable Unit. The EPA has advised the Company that, as an alleged past owner of two properties and owner of a third property, all formerly operated by other parties as landfills and alleged to be connected with the contamination, the Company may be jointly and severally liable with at least fifteen (15) other PRPs, including Allied-Signal, Inc., Lockheed Martin Corporation and Waste Management Disposal Services of California, Inc., for $17,213,355 in evaluation and containment costs incurred by the EPA. The current owners of the two properties which are no longer owned by the Company have also been named as PRPs.

          Subsequently, the Company was named as a defendant in joint cost recovery actions filed by the EPA and the California Department of Toxic Substance Control in the United States District Court, Central District of California. However, the Company has not been served with process, and, with other PRPs, has entered into a Partial Consent Decree which, if approved by the Court, would result in dismissal of the Company from the actions, at a cost which would be less than the sum already reserved for this matter. In the event the Partial Consent Decree is not approved, the ultimate outcome of the action cannot be predicted, because of, among other things, uncertainty regarding the actual contributions to the contamination, if any, from the properties in question, insurance coverage which may be available, the portion, if any, of costs for which recovery is sought that could be allocated to the Company, and the possibility of recovery from other PRPs or defendants or third parties not named as PRPs or defendants.


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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected by the Board of Directors annually, and serve at the pleasure of the Board or until their successors are qualified and elected. The following is a list of executive officers of the Company:

         NAME                                OFFICE
         ----                                ------

A. FREDERICK GERSTELL   Chairman of the Board, President, Chief Executive
                        Officer and Chief Operating Officer

Mr. Gerstell, 58, became Chairman of the Board in January 1991. He served as President and Chief Executive Officer from 1988 through 1990. From 1984 to 1988, he served as President and Chief Operating Officer. Prior to the formation of the Company by the merger of Conrock and CPC in 1984, he was President and Chief Operating Officer of CPC and employed by CPC from 1975.

SCOTT J WILCOTT         Executive Vice President, Law and Property

Mr. Wilcott, 58, was elected to his current position in August 1990. He also serves as President of CalMat Properties Co., a subsidiary of the Company. In 1989 he served as Executive Vice President, General Counsel and Secretary of the Company. From 1984 to 1989, he served as Senior Vice President, Legal Counsel and Secretary. From 1968 until the formation of the Company in 1984, Mr. Wilcott was employed by Conrock.

R. BRUCE RIESER         Executive Vice President, Construction Materials

Mr. Rieser, 45, was elected to his current position in December 1995. From March of 1995 to December of 1995, he served as Senior Vice President, Construction Materials. Before joining the Company, he was employed by Southwest Construction Materials & Services, a division of Beazer USA/Hanson, where he served as President from 1992. Prior to that, he served as Vice President/General Manager of Beazer USA, San Diego Division from March 1990.

PAUL STANFORD           Executive Vice President - Administration, General
                        Counsel and Secretary

Mr. Stanford, 53, was elected to his current position in February 1995. From June 1993 until February 1995, he served as Senior Vice President - Administration, General Counsel and Secretary. From August 1990 until June 1993, he served as Vice President, General Counsel and Secretary. Before joining the Company, from 1981, he was engaged in the practice of business law with the firm of Paul, Hastings, Janofsky & Walker.

H. JAMES GALLAGHER      Executive Vice President - Finance and Chief Financial
                        Officer

Mr. Gallagher, 49, was elected to his current position in August 1993. Prior to that he served concurrently as Executive Vice President, Chief Financial Officer and Director of Pacific Enterprises Oil Co., and Senior Vice President, Chief Financial Officer and Director of Pacific Interstate Company. He previously served as Vice President, Controller and Chief Financial Officer of Pacific Interstate Company from 1979 and Manager of Internal Audits of Pacific Enterprises, Inc. from 1975.

EDWARD J. KELLY         Senior Vice President, Treasurer and Chief Accounting
                        Officer

Mr. Kelly, 40, was elected to his current position in January 1994. Since June 1993, he served as Senior Vice President, Controller and Chief Accounting Officer. From December 1990 until June 1993, he served as Vice President, Controller. He was employed by Superior Industries International, Inc., a manufacturer of automotive products, as Vice President, Corporate Controller and Secretary from 1985 to 1990.

CARLOS S. HERNANDEZ     Vice President, Asphalt Operations

Mr. Hernandez, 59, was elected to his current position in March 1995. Prior to that he served as Vice President and General Manager, Asphalt Division since February 1990. He served as an Area Manager of Industrial Asphalt from 1984 to 1989, then as Managing Director of the Asphalt Division from 1989 to 1990. He has been employed by the Company and Industrial Asphalt, prior to the Company's formation, since 1968.

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

                                       Dividends
 Period               High     Low     Declared
- ------------------   ------   ------   --------
1995
 First Quarter       19 1/8   17        $.10
 Second Quarter      21 3/8   18 1/4     .10
 Third Quarter       20 5/8   17 1/4     .10
 Fourth Quarter      18 7/8   16 3/8     .10

1994
 First Quarter       25 5/8   19 3/8    $.10
 Second Quarter      22 1/8   17 3/4     .10
 Third Quarter       21 3/8   19 1/2     .10
 Fourth Quarter      21       16 7/8     .10

At February 20, 1996, there were 1,056 holders of record of the Company's Common Stock, $1 par value.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        For the years ended December 31,
                                                          ----------------------------------------------------------
(Amounts in thousands, except per share data)               1995        1994        1993         1992         1991
- --------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales and operating revenues                          $370,313     $365,243    $348,413    $347,282     $364,943
Net gains on sale of real estate                             4,133        7,678       2,081         453        9,555
Total revenues                                             378,182      376,797     353,506     350,260      378,329
Gains from disposal of assets held for sale                     --           --          --       1,786        2,929
Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle/(a)/                  (36,858)      29,609      14,897     (17,506)      31,422
Federal and state income taxes                             (15,487)      10,881       6,600      (7,002)      12,568
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                    (21,371)      18,728       8,297     (10,504)      18,854
Cumulative effect of change in accounting
   principle                                                    --           --         919      (6,000)          --
Net income (loss)                                          (21,371)      18,728       9,216     (16,504)      18,854

Per Share Data
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                       (.92)         .81         .36        (.45)         .81
Cumulative effect of change in accounting principle             --           --         .04        (.26)          --
Net income (loss)                                             (.92)         .81         .40        (.71)         .81
Weighted average number of shares outstanding
   during year                                              23,176       23,224      23,117      23,242       23,319
Cash dividends declared                                      9,264        9,256       9,244      14,800       14,866
Regular dividends per share                                    .40          .40         .40         .64          .64

Balance Sheet Data
Total assets                                              $559,530     $572,837    $604,895    $597,240     $597,600
Working capital                                             33,551       34,882      38,916      34,003       43,430
Long-term debt                                              84,321       68,694     109,635     131,129       92,515
Stockholders' equity                                       331,149      361,104     351,046     350,687      383,596
Stockholders' equity per share at year end                   14.29        15.55       15.19       15.19        16.58

(a) 1995 includes $47.0 million of special charges related to adoption of SFAS 121, the new accounting standard for impairment of long-lived assets ($45.0 million) and costs related to a management consolidation within construction materials operations ($2.0 million). 1992 includes $26.1 million of special charges related to the consolidation of certain construction materials operations ($11.1 million) and the write down of the book value of certain developed real estate ($15.0 million). Excluding these charges, income from continuing operations before income taxes and cumulative effect of change in accounting principle would have been $10.1 million and $8.6 million for 1995 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in connection with the consolidated financial statements.

RESULTS OF OPERATIONS

          Record rainfall and related flooding in the Company's California markets early in the year and a labor strike which affected most of the Los Angeles area construction materials operations had a pronounced negative impact on 1995 results. Construction Materials Division earnings were lower than in 1994, due to decreases in aggregates and asphalt, partially offset by increases in ready mixed concrete. Properties Division earnings were also lower than in 1994, due to lower gains on sale of real estate, a decline in income from developed properties caused by recent sales of such properties and a decrease in income from landfill operations.

          The Company reported a net loss of $21.4 million, or $0.92 per share, for 1995, which includes a non-cash charge of $26.5 million, or $1.14 per share, to adopt Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS 121"), and a charge of $1.2 million, or $0.05 per share, related to a management consolidation within the Company's construction materials operations. Excluding these special charges, net income would have been $6.3 million, or $0.27 per share, compared with net income of $18.7 million, or $0.81 per share, for 1994.

          Net income in 1994 was $18.7 million, or $0.81 per share, compared with net income of $9.2 million, or $0.40 per share, for the year ended December 31, 1993. Construction Materials Division earnings increased in 1994, due to increases in asphalt, ready mixed concrete and soil remediation operations, partially offset by decreases in aggregates. The Properties Division earnings for 1994 were sharply higher than 1993, largely due to increased gains on real estate sales and higher income from landfill operations.

          Net income in 1993 of $9.2 million, or $0.40 per share, includes an after-tax credit of $0.9 million, or $0.04 per share, resulting from the adoption of the new accounting standard for accounting for income taxes and a provision to income tax expense of $0.7 million, or $0.03 per share, to adjust deferred taxes due primarily to the increase in the federal tax rate. Excluding these items, earnings for 1993 would have been $9.0 million, or $0.39 per share.

CONSOLIDATED REVENUES AND EARNINGS

          Total revenues amounted to $378.2 million, $376.8 million and $353.5 million in 1995, 1994 and 1993, respectively. Included in total revenues are gains from real estate sales of $4.1 million, $7.7 million and $2.1 million in 1995, 1994 and 1993, respectively. Net sales and operating revenues, which excludes gains on sale of real estate and other income, of $370.3 million in 1995 were up $5.1 million, or 1.4%, compared with $365.2 million in 1994. Net sales and operating revenues were up $16.8 million, or 4.8%, in 1994 compared with 1993. Cost of goods sold as a percentage of net sales and operating revenues was 88.2% in 1995 compared with 83.4% in 1994, mainly due to higher average unit plant costs in the Construction Materials Division. This percentage was 85.0% in 1993.

          Interest expense decreased $1.8 million, or 40.6%, in 1995 compared with 1994, due primarily to a decrease in the average borrrowings. Interest expense decreased 30.3% in 1994, compared with 1993, primarily because of lower borrowings, partially offset by higher interest rates.

          Income (loss) before incomes taxes and cumulative effect of change in accounting principle was ($36.9) million in 1995, versus $29.6 million in 1994. The 1995 amount includes special charges of $47.0 million related to SFAS 121 ($45.0 million) and costs related to a management consolidation within construction materials operations ($2.0 million). Excluding these special charges, income was $10.1 million. The decrease, excluding special charges, consists of declines in earnings of the Construction Materials Division of $13.9 million, of which $3.3 million represents incremental out-of-pocket labor strike costs incurred in 1995, and the Properties Division of $6.3 million, of which $3.5 million was due to a decrease in gains on sales of real estate. Income
(loss) before income taxes and cumulative effect of change in accounting principle was $29.6 million in 1994, up from income of $14.9 million in 1993. The increase in 1994 over 1993 consists primarily of improved earnings of the Construction Materials Division and Properties Division of $4.9 million and $8.8 million, respectively.

          Selling, general and administrative expenses increased $1.3 million, or 3.8%, in 1995 compared with 1994, which in turn increased $0.9 million, or 2.6%, from the 1993 level.

          The effective tax rate in 1995 was 42.0% compared with 36.7% in 1994 and 44.3% in 1993. The 42.0% in 1995 is due primarily to the fact that the SFAS 121 charge was tax effected at 41.1%, the combined federal and state statutory rate. Excluding the SFAS 121 charge, the effective tax rate in 1995 was 37.0%. Excluding an adjustment to deferred taxes to account for the increase in the federal tax rate, the effective tax rate in 1993 was 36.7%.

OPERATING DIVISIONS

          CONSTRUCTION MATERIALS DIVISION

          The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The division operates aggregates processing plants at 30 locations in the major markets of Southern and Central California, the San Francisco Bay Area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. The division also operates asphalt plants at 33 locations in the same markets as the aggregates processing plants, but in
addition, also operates in the Sacramento area.   Of the 33 hot-mix locations,
19 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 26 locations in the same markets as the aggregates plants, except for the Los Angeles and San Francisco Bay areas. Of the 26 ready mixed concrete locations, 12 are sites which also have aggregates processing plants.

          As shown in the following table, 1995 aggregates and asphalt sales volumes declined from 1994, mainly because of the record rainfall in California in early 1995, as well as the labor strike in the Los Angeles area. Volumes in 1994 decreased from 1993 as the slowdown in infrastructure work in California more than offset increases from the January 1994 Los Angeles earthquake.

CONSTRUCTION MATERIALS - SALES VOLUMES

(Amounts in thousands)                   1995     1994     1993
- ----------------------------------------------------------------

Aggregates:
 Ton sold to outside customers          15,417   16,878   17,740
 Tons used in ready mixed concrete       2,958    2,635    2,531
 Tons used in asphalt                    4,830    5,077    5,137
                                        ------   ------   ------
                                        23,205   24,590   25,408
                                        ======   ======   ======
Tons of hot-mix asphalt sold             7,386    7,539    7,830
                                        ======   ======   ======
Yards of ready mixed concrete sold       2,241    1,946    1,818
                                        ======   ======   ======

          Overall division revenue of $350.5 million was up 2.8% from 1994's revenue of $340.8 million, which was up 4.3% from 1993's revenue of $326.9 million. The increase in 1995's revenue was due to higher average sales prices for ready mixed concrete and asphalt and higher volumes for ready mixed concrete, which more than offset lower volumes for aggregates and asphalt. The increase in 1994's revenues resulted from higher average sales prices for aggregates, ready mixed concrete and asphalt and higher volumes for ready mixed concrete, partially offset by lower volumes for aggregates and asphalt. Also contributing to the higher revenue was increased revenue from soil remediation operations.

          In 1995, the average sales price of aggregates was virtually unchanged from 1994. Gross profit for aggregates, excluding incremental out-of-pocket strike costs, decreased $4.4 million due to the combination of a 6% volume decline and 5% higher unit production costs. Asphalt gross profit, excluding incremental out-of-pocket strike costs, declined by $4.9 million due to the combination of a 2% volume decline and 8% higher unit production costs, partially offset by a 3% increase in average sales price. More than one-half of the cost increase was due to the increased costs of liquid asphalt and aggregates. Gross profit from ready mixed concrete sales increased $1.8 million due to a 15% increase in unit sales volumes and a 2% increase in average sales price, partially offset by 2% higher unit production costs. Ready mixed concrete operations were not as negatively impacted by the heavy rainfall in California early in the year, because a much larger percentage of the Company's ready mixed concrete business is in Arizona and New Mexico, where weather conditions were less adverse. Income from soil remediation operations declined $2.0 million from 1994 levels due to a substantial reduction in volumes processed.

          In 1994, the average sales price of aggregates increased 5.7% compared with 1993. Gross profit for aggregates during 1994 decreased $1.3 million as higher unit production costs and a 3.2% volume decline more than offset the increase in average sales price. Gross profit for asphalt increased by $3.8 million in 1994 as a result of a 3.4% increase in average sales price and a $2.2 million increase in income from soil remediation operations offset partially by slightly higher unit production costs and a 3.7% volume decline. Gross profit for ready mixed concrete increased by $3.8 million in 1994 as a 7.4% increase in average sales price and a 7.0% increase in unit sales volume more than offset a 3.4% increase in unit production costs.

          Selling, general and administrative expenses increased 1.7% in 1995 from the 1994 level, which in turn had increased 0.7% from 1993. Income from operations decreased to $10.3 million in 1995 from $24.2 million in 1994 which had increased from 1993's level of $19.3 million.

          PROPERTIES DIVISION

          The Properties Division manages the Company's real estate and is responsible for acquisitions, permitting, reclamation, sales and leasing activities.

          Income from operations was $11.2 million in 1995 compared with $17.6 million in 1994. Included in 1995 are gains from real estate sales of $4.1 million versus gains of $7.7 million in 1994. Excluding real estate gains, Properties Division income from operations decreased $2.8 million. The decrease was due to a $1.2 million decline in income from developed properties due to recent sales of such properties, and a $0.9 million decrease in income from landfill operations due, in part, to the adverse weather in California in early 1995 and an unusually large contract in Arizona in 1994.

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

          During 1995, the Company charged to income $2.3 million before tax for environmental remediation costs and made related payments of $0.2 million. At December 31, 1995, the reserve for environmental remediation costs totaled $5.4 million. The amount reserved represents the estimated undiscounted costs which the Company will incur to remediate sites with known contamination. No potential insurance recoveries have been offset against the reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five years.

OTHER

          Previous mention has been made of the negative impact the labor strike, which affected most of the Los Angeles area construction materials operations, had on 1995 results. Although the labor strike is still in effect, the Company has replaced all necessary positions, and plant operations and business levels are returning to their pre-strike norms.

          During 1995, the Company revised its inventory valuation process for income tax purposes. In order to conform its book inventory valuation process more closely to this change, the Company recorded a cumulative increase in inventories of $5.4 million at December 31, 1995.

          In connection with the operating property valuation process undertaken in the adoption of SFAS 121, the Company also reassessed its reclamation provision policies and concluded it appropriate to increase its reclamation reserve. During 1995, the Company charged to income $7.8 million before tax for reclamation costs and made related payments of $1.2 million. The

Company expects future annual charges for reclamation obligations to approximate the average charge for the years 1993, 1994 and 1995 (exclusive of the charge related to the reassessment), which was $2.7 million. At December 31, 1995, the reserve for reclamation obligations totaled $11.6 million.

LIQUIDITY AND CAPITAL RESOURCES

          CASH FLOWS

          Cash and cash equivalents decreased $2.1 million in 1995, which in turn decreased $8.5 million from 1993.

          Operating activities are the principal source of CalMat's cash flows. Over the past three years, operating activities have provided $131.7 million in cash. Net cash of $43.8 million generated from operating activities in 1995 was essentially unchanged from 1994 and 1993, which were $44.0 million and $43.9 million, respectively.

          Cash used for investing activities totaled $53.6 million in 1995, a $51.9 million increase from the 1994 level. The primary reasons for this change were increased spending on property, plant and equipment of $31.1 million, the acquisition of the remainder of a business previously partially owned for $11.7 million, and increases in installment notes receivable of $6.9 million. Cash used for investing activities totaled $1.7 million in 1994, a $2.6 million decrease from the 1993 level. The primary reasons for this change were increased proceeds from sales of real estate of $17.8 million offset by increased spending on property, plant and equipment of $13.8 million.

          Net cash provided by financing activities amounted to $7.6 million in 1995, a $58.4 million change from the $50.8 million used for financing activities during 1994. The primary reason for this change was $15.8 million in net increase in notes payable to banks in 1995 compared with $42.5 million in net payments on notes payable to banks and notes and bonds payable in 1994. Net cash used for financing activities amounted to $50.8 million in 1994, a $21.8 million change from the $29.0 million used for financing activities during 1993. The primary reason for this change was $25.8 million more in net payments on notes and bonds payable in 1994 compared with 1993.

          Capital expenditures increased in 1995 to $57.0 million from $25.8 million in 1994, which was largely due to expansion projects, including the construction of mining and processing facilities located at Irvine Lake in Orange County, California, two new asphalt plants in Southern California and a portable aggregates crushing plant. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1996.

          During both 1995 and 1994, the Company expended $9.3 million in cash dividends.

          WORKING CAPITAL

          Working capital totaled $33.6 million at December 31, 1995, a $1.3 million decrease from the 1994 total of $34.9 million, which was $4.0 million less than the 1993 level of $38.9 million. This decrease was due to the $8.5 million decrease in cash and cash equivalents.

          OTHER

          Total consolidated long-term and short-term borrowings at December 31, 1995 of $84.4 million increased $15.6 million from the balance at December 31, 1994 of $68.8 million, which had decreased $46.7 million from the balance at December 31, 1993 of $115.5 million. The decrease in debt in 1994 was paid from cash flows from operations. Debt as a percent of total capitalization was 20.3% and 16.0%, at December 31, 1995 and 1994, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The location in this Form 10-K of the Company's Consolidated Financial Statements, Financial Statement Schedule and Selected Quarterly Financial Data are set forth in the "Index" on page 15 hereof.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE NUMBER
Report of Independent Accountants..............................   16

Consolidated Balance Sheets as of December 31, 1995 and 1994...   17

Consolidated Statements of Operations for the
three years ended December 31, 1995, 1994, and 1993............   18

Consolidated Statements of Cash Flow for the
three years ended December 31, 1995, 1994, and 1993............   19

Consolidated Statements of Stockholders' Equity
for the three years ended December 31, 1995, 1994, and 1993....   20

Notes to Consolidated Financial Statements.....................   21

Financial Statement Schedule:

    II - Valuation and Qualifying Accounts and Reserves........   31


  Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
CalMat Co.
Los Angeles, California

    We have audited the accompanying consolidated balance sheets of CalMat Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the related financial statement schedule as listed in the index on page 15 of this Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalMat Co. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 3 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


COOPERS & LYBRAND L.L.P.


Los Angeles, California
February 27, 1996

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                        --------------------
(Amounts in thousands, except share data)                                 1995       1994
- --------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                            $      --   $   2,139
  Trade accounts receivable, less allowance for discounts and
    doubtful accounts ($4,570 in 1995 and $4,254 in 1994)                 62,274      61,353
  Income taxes receivable                                                     --         714
  Inventories                                                             11,705       6,439
  Prepaid expenses                                                         3,265       3,322
  Deferred income taxes                                                    9,361       9,089
  Installment notes receivable                                             7,217       1,329
                                                                       ---------   ---------
    Total current assets                                                  93,822      84,385
Installment notes receivable and other assets                             20,670      21,937
Investment in and advances to affiliates                                   1,236      14,527
Costs in excess of net assets of businesses acquired, net                 52,102      53,793
Property, plant and equipment:
  Land and deposits                                                      166,995     168,523
  Buildings, machinery and equipment                                     465,631     476,023
  Construction in progress                                                40,082      19,515
                                                                       ---------   ---------
                                                                         672,708     664,061
Less: accumulated depreciation and depletion                            (281,008)   (265,866)
                                                                       ---------   ---------
    Property, plant and equipment, net                                   391,700     398,195
                                                                       ---------   ---------
    Total assets                                                        $559,530   $ 572,837

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                      $ 23,753   $  17,909
  Accrued liabilities                                                     32,687      29,185
  Notes and bonds payable - current portion                                  110          95
  Income taxes payable                                                     1,403          --
  Dividends payable                                                        2,318       2,314
                                                                       ---------   ---------
    Total current liabilities                                             60,271      49,503
Notes and bonds payable - long term portion                               84,321      68,694
Other liabilities and deferred credits                                    30,670      21,333
Deferred income taxes                                                     53,119      72,203
                                                                       ---------   ---------
    Total liabilities                                                    228,381     211,733
                                                                       ---------   ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $1; authorized 5,000,000 shares;
    none issued or outstanding
  Common stock, par value $1; authorized 100,000,000 shares;
    issued and outstanding 23,182,312 in 1995 and 23,138,769 in 1994      23,182      23,139
  Additional paid-in capital                                              40,588      39,930
  Retained earnings                                                      267,379     298,035
                                                                       ---------   ---------
    Total stockholders' equity                                           331,149     361,104
                                                                       ---------   ---------
    Total liabilities and stockholders' equity                          $559,530   $ 572,837

The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended December 31,
                                                       ----------------------------------
(Amounts in thousands, except per share data)               1995        1994      1993
- -----------------------------------------------------------------------------------------
Revenues:
  Net sales and operating revenues                        $370,313    $365,243   $348,413
  Net gains on sale of real estate                           4,133       7,678      2,081
  Other income                                               3,736       3,876      3,012
                                                          -------------------------------
                                                           378,182     376,797    353,506
                                                          -------------------------------
Costs and expenses:
 Cost of products sold and operating expenses              326,513     304,721    296,169
 Selling, general and administrative expenses               35,847      34,525     33,636
 Interest expense                                            2,675       4,506      6,465
 Other expenses                                              3,005       3,436      2,339
 Special charges                                            47,000          --         --
                                                          -------------------------------
                                                           415,040     347,188    338,609
                                                          -------------------------------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                 (36,858)     29,609     14,897
Federal and state income taxes                             (15,487)     10,881      6,600
                                                          -------------------------------
Income (loss) before cumulative effect
 of change in accounting principle                         (21,371)     18,728      8,297
Cumulative effect of change in accounting principle             --          --        919
                                                          -------------------------------
Net income (loss)                                         $(21,371)   $ 18,728   $  9,216
                                                          ===============================
Per Share Data
Income (loss) before cumulative effect of
 change in accounting principle                           $   (.92)   $    .81   $    .36
Cumulative effect of change in accounting principle             --          --        .04
                                                          -------------------------------
Net income (loss)                                         $   (.92)   $    .81   $    .40
                                                          ===============================
Cash dividends per share                                  $    .40    $    .40   $    .40
                                                          ===============================

The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      For the years ended December 31,
                                                                     ----------------------------------
(Amounts in thousands)                                                  1995         1994        1993
- -------------------------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                                     $(21,371)    $ 18,728    $  9,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation, cost depletion and amortization                         31,181       29,929      31,953
  Cumulative effect of change in accounting principle                       --           --        (919)
  Special charges                                                       47,000           --          --
  Net gains from sale of real estate                                    (4,133)      (7,678)     (2,081)
  Net gains on disposal of property, plant and equipment                  (422)        (291)       (379)
  Deferred taxes                                                       (19,356)         389       2,991
  Changes in operating assets and liabilities
    Trade accounts, net                                                    457        3,690      (9,552)
    Inventories and prepaid expenses                                       113       (3,417)      1,287
    Accounts payable, accrued liabilities and other liabilities          8,850        1,984       7,906
    Federal and state income taxes                                       2,117          850       3,349
    Other                                                                 (592)        (174)        111
                                                                      ----------------------------------
 Cash provided by operating activities                                  43,844       44,010      43,882
                                                                      ----------------------------------
Investing Activities:
Purchase of property, plant and equipment                              (56,962)     (25,836)    (12,063)
Proceeds from sale of property, plant and equipment                      1,554          773       1,922
Proceeds from sale of real estate                                       18,438       20,957       3,188
Installment notes receivable                                            (4,455)       2,397       1,638
Investment in and advances to affiliates                                  (706)          52        (214)
Business acquired                                                      (11,682)          --          --
Other                                                                      250           --       1,275
                                                                      ----------------------------------
    Cash used for investing activities                                 (53,563)      (1,657)     (4,254)
                                                                      ----------------------------------
Financing Activities:
Stock options exercised                                                    680          551         335
Notes payable to banks                                                  15,750      (21,759)    (50,667)
Proceeds from senior notes                                                  --           --      35,000
Principal payments on notes and bonds payable                              (88)     (20,721)       (994)
Payment of cash dividends                                               (9,260)      (9,253)    (10,624)
Hedge costs and other loan fees, net                                       498          372      (2,082)
                                                                      ----------------------------------
    Cash provided by (used for) financing activities                     7,580      (50,810)    (29,032)
                                                                      ----------------------------------
Increase (decrease) in cash and cash equivalents                        (2,139)      (8,457)     10,596
Balance, beginning of period                                             2,139       10,596          --
                                                                      ----------------------------------
Balance, end of period                                                $     --     $  2,139    $ 10,596
                                                                      ==================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
    Interest                                                          $  2,353     $  4,462    $  5,319
    Income taxes                                                         2,129       10,602       3,844


The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              For the years ended
                                       December 31, 1995, 1994 and 1993
                                 -------------------------------------------
                                          Additional               Total
                                 Common    Paid-In    Retained  Stockholders'
(Amounts in thousands)           Stock     Capital    Earnings     Equity
- ----------------------------------------------------------------------------
Balance, December 31, 1992      $23,084    $38,840    $288,763    $350,687
Net income for 1993                  --         --       9,216       9,216
Stock options exercised              25        362          --         387
Cash dividends declared              --         --      (9,244)     (9,244)
- ----------------------------------------------------------------------------
Balance, December 31, 1993       23,109     39,202     288,735     351,046
Net income for 1994                  --         --      18,728      18,728
Common stock repurchased             (8)       (12)       (172)       (192)
Stock options exercised              38        740          --         778
Cash dividends declared              --         --      (9,256)     (9,256)
- ----------------------------------------------------------------------------
Balance, December 31, 1994       23,139     39,930     298,035     361,104
Net loss for 1995                    --         --     (21,371)    (21,371)
Common stock repurchased             (1)        (2)        (21)        (24)
Stock options exercised              44        660          --         704
Cash dividends declared              --         --      (9,264)     (9,264)
- ----------------------------------------------------------------------------
Balance, December 31, 1995      $23,182    $40,588    $267,379    $331,149
- ----------------------------------------------------------------------------

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

INVENTORIES: Inventories are recorded when purchased or produced and are stated at the lower of cost or market. The Company revised its inventory valuation process for income tax purposes and has adopted similar methodology for book purposes. The annual impact for book and tax purposes is not expected to be material.

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED:   Costs in excess of the
fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of such costs was $11.1 million and $9.4 million at December 31, 1995 and 1994, respectively. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, trends and prospects, as well as the effects of demand, competition, and other economic factors. Management believes no impairment has occurred.

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

RECLAMATION COSTS: The estimated costs of reclamation associated with mining activities are accrued during production and classified as long-term liabilities. Such costs are taken into account in determining the cost of production. The reserve for reclamation costs was $11.6 million and $5.0 million at December 31, 1995 and December 31, 1994, respectively.

ENVIRONMENTAL:   Environmental remediation expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The reserve for environmental remediation costs was $5.4 million and $3.2 million at December 31, 1995 and December 31, 1994, respectively.

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

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

(Amounts in thousands)                      1995      1994
- -----------------------------------------------------------
Payroll, vacation and other benefits      $ 7,585   $ 7,418
Workers' compensation                       2,550     2,946
Profit sharing                              4,022     3,891
Other                                      18,530    14,930
                                          -----------------
                                          $32,687   $29,185
                                          =================

NOTE 3:  FEDERAL AND STATE TAXES

Income (loss) before income taxes and the related income tax expense (benefit) are as follows:


(Amounts in thousands)                                   1995        1994       1993
- -------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
Effect of Change in Accounting Principle              $(36,858)    $29,609    $14,897
                                                      ===============================
Income Tax Expense (Benefit)                          $(15,487)    $10,881    $ 6,600
                                                      ===============================

Income tax expense (benefit) consists of the following:

Federal Income Tax:

Currently payable        $  1,376    $6,794   $3,252
Deferred                  (13,475)    1,792    2,052
                         --------   -------   ------
                          (12,099)    8,586    5,304
                         --------   -------   ------
State Income Tax:
Currently payable             532     2,012    1,164
Deferred                   (3,920)      283      132
                         --------   -------   ------
                           (3,388)    2,295    1,296
                         --------   -------   ------
                         $(15,487)  $10,881   $6,600
                         ========   =======   ======

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                                  1995       1994
- ------------------------------------------------------------------------------------
Depreciation                                                    $ 32,769    $ 30,718
Real estate exchanges                                             27,418      27,191
Purchase accounting basis differences                             13,862      14,474
Depletion and other land basis adjustments                         5,970       6,798
Change in inventory method for tax purposes                        3,545          --
Other                                                              3,010       5,627
                                                                --------    --------
 Gross deferred tax liabilities                                   86,574      84,808
                                                                --------    --------
Postretirement benefits                                           (4,518)     (4,462)
Impairment of long-lived assets                                  (19,533)     (6,230)
Net operating loss carryforwards                                  (3,565)       (716)
Reclamation and environmental accruals                            (7,030)     (3,318)
Inventory valuation reserves                                      (4,985)       (139)
Other                                                             (6,750)     (7,545)
                                                                --------    --------
 Gross deferred tax assets                                       (46,381)    (22,410)
Valuation allowance                                                3,565         716
                                                                --------    --------
                                                                $ 43,758    $ 63,114
                                                                ========    ========

A reconciliation of the provision (benefit) for income taxes to the federal statutory income tax rate is as follows:

(Amounts in thousands)                                                 1995        1994      1993
- --------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rates                    $(12,900)   $ 10,363    $ 5,065
Less effect of:
   Federal tax benefit (expense) of state income tax                 (1,180)        785        392
   Percentage depletion                                                 916       1,266      1,232
   Goodwill and other amortization                                     (462)       (461)      (449)
   Enacted rate change                                                   --          --     (1,127)
   Tax credits                                                           --          --        267
   Other accruals                                                      (155)        388         31
   Miscellaneous                                                         80        (201)      (585)
                                                                   --------    --------    -------
Reported federal income tax expense (benefit)                       (12,099)      8,586      5,304
  State income tax expense (benefit)                                 (3,388)      2,295      1,296
                                                                   --------    --------    -------
                                                                   $(15,487)   $ 10,881    $ 6,600
                                                                   ========    ========    =======

          In January 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 netted to a credit of $0.9 million. This amount was reflected in 1993 net income as the cumulative effect of a change in accounting principle.

          At December 31, 1995, the Company had alternative minimum tax credit carryforwards of approximately $2.2 million available to offset regular tax in future years.

          The Company's federal consolidated income tax returns have been examined and settlements have been reached for all years through 1989, except for certain assessments made for the years 1986 and 1987, which are presently being negotiated at the appellate level. The Company believes that adequate provision has been made for possible assessments of additional taxes.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following at December 31:


(Amounts in thousands)            1995      1994
- --------------------------------------------------
Notes payable to banks           $48,000   $32,250
Senior notes                      35,000    35,000
Municipal improvement bonds        1,431     1,539
                                 -------   -------
 Total                            84,431    68,789
Less current portion                 110        95
                                 -------   -------
 Long-term portion               $84,321   $68,694
                                 =======   =======

          At December 31, 1995, the Company had a formal committed revolving credit facility with a group of banks totaling $125.0 million which will expire in 1998. The Company pays a facility fee on the committed facility.

          Short-term bank borrowings made under this credit facility and included in notes payable to banks were $48.0 million and $32.3 million at December 31, 1995 and 1994, respectively, and bore rates equal to or less than the prime bank lending rate which was 8.5% at December 31, 1995 and 1994. Committed credit available under the revolving credit facility provides management with the ability to refinance the short-term bank borrowings on a long-term basis and, as it is management's intention to do so, these borrowings have been classified as long-term debt.

          The senior notes bear interest at 6.7% and require principal payments beginning in 1997 through 2000.

          The credit agreements contain restrictions with respect to the incurring of additional debt, creation of liens and guarantees, and maintenance of minimum net worth and financial ratios.

          Maturities of notes and bonds payable during the next five years are as follows: 1996, $0.1 million; 1997, $8.8 million; 1998, $56.8 million; 1999,
$8.8 million; and 2000, $8.9 million.


NOTE 5:  STOCK OPTIONS AND RIGHTS

          The Company has stock option plans that provide for granting incentive and non-qualified options on common stock to officers, directors and key employees. During 1993, the Board of Directors adopted the 1993 Stock Option Plan for Executive and Key Employees of CalMat Co. which authorized the issuance of options covering 900,000 shares of common stock. Certain information relative to stock options follows:


                                         1995         1994        1993
- -------------------------------------------------------------------------
Shares
Outstanding at beginning of year      1,899,386    1,679,596    1,771,766
Granted                                  69,000      328,000      412,675
Exercised                               (44,818)     (37,610)     (24,912)
Forfeited                              (126,707)     (70,600)    (479,933)
                                      ---------    ---------    ---------
Outstanding at end of year            1,796,861    1,899,386    1,679,596
                                      =========    =========    =========
Available for future options            811,671      762,214    1,019,834
                                      =========    =========    =========

Exercisable at end of year            1,287,502    1,081,946      882,160
                                      =========    =========    =========

          Prices per share of common stock under option range from $14.63 to $30.50 at December 31, 1995. Options expire from 1996 to 2004. Prices per share of options exercised range from $12.75 to $19.38 in 1995, $12.75 to $22.50 in 1994 and $7.095 to $19.375 in 1993. Stock options may be issued to executives and certain key employees as determined by the Stock Option Sub-Committee of the Management Development and Compensation Committee of the Board of Directors. The price of the shares subject to each option is set by the Committee but may not be less than the fair market value of the shares at the date of

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant. Options generally become exercisable in four annual installments beginning one year after the date of grant and expire ten years after the grant date. No options expired in 1995 and 1993. In 1994, 220 options expired. In January 1996, options to purchase a total of 237,000 shares of common stock were granted to officers and key employees.

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


NOTE 6: EARNINGS PER SHARE

          Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average shares of common stock outstanding.

          Weighted-average shares used for 1995, 1994 and 1993 totaled 23,176,000, 23,224,000 and 23,117,000, respectively.


NOTE 7:  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

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

          The Company had outstanding interest rate swap agreements that effectively converted $15.0 million in 1995 and $25.0 million in 1994 of variable rate debt to fixed rate borrowings at December 31, 1995 and 1994, respectively. These agreements expire in 1996.

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its temporary excess cash investments in high quality short-term money market instruments through several high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. A significant portion of the Company's sales are to customers in the construction industry, and, as such, the Company is directly affected by the well-being of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the credit worthiness of customers. The Company generally obtains lien rights on all major projects. Historically, the Company has not experienced significant losses on trade receivables.

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Accounting Financial Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgements are required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize among willing parties in a current market transaction.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The carrying values of cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 are as follows:

                                                              1995                          1994
                                               -----------------------------  ----------------------------
(Amounts in thousands)                         Carrying Amount    Fair Value  Carrying Amount   Fair Value
- ----------------------------------------------------------------------------------------------------------
Notes receivable                                   $ 9,830          $ 9,495       $ 5,352         $ 4,768
Notes and bonds payable                             84,431           85,300        68,789          66,400
Interest rate swaps-unrealized gain (loss)              --              (58)           --             119

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


NOTE 8:  RETIREMENT PLANS

          The Company has a trusteed thrift and profit-sharing retirement plan and a money purchase pension plan to provide funds from which retirement benefits are paid to substantially all salaried employees of the Company and its wholly owned subsidiaries, including officers and directors who are also employees. Annual contributions to these plans made by the Company approximate 15.0% of the aggregate compensation paid or accrued each year to participants in the plan. The Company also contributes to various union pension plans, as specified by certain union agreements, and non-union pension plans which cover substantially all hourly employees. Contributions to all retirement plans charged to income totaled $7.9 million in 1995, $8.2 million in 1994 and $8.0 million in 1993.

          The Company provides certain health care and life insurance benefits to eligible retired employees. Salaried and non-union hourly participants generally become eligible after reaching age 62 with 20 years of service or after reaching age 65 with 15 years of service. The health care plan is contributory and the life insurance plan is noncontributory. The plans are unfunded.

          The following table sets fort the plans' funded status reconciled with the amount included in the caption other liabilities and deferred credits in the Company's balance sheets at December 31:


(Amounts in thousands)                                                       1995       1994      1993
- -------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
   Retirees                                                                 $ 6,224   $ 5,152   $ 4,904
   Fully eligible active plan participants                                      675       748       894
   Other active plan participants                                             1,488     1,006     1,022
                                                                            -------   -------   -------
                                                                              8,387     6,906     6,820
Plan assets at fair value                                                        --        --        --
                                                                            -------   -------   -------
Accumulated Postretirement Benefit Obligation in excess of plan assets        8,387     6,906     6,820
                                                                            -------   -------   -------
Unrecognized prior service cost                                               1,528     1,708     1,888
Unrecognized net gain                                                           628     2,041     2,038
                                                                            -------   -------   -------
Accrued postretirement benefit cost at December 31                          $10,543   $10,655   $10,746
                                                                            =======   =======   =======

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components:

(Amounts in thousands)                                                   1995     1994     1993
- -----------------------------------------------------------------------------------------------
Service cost - benefits attributed to service during the period         $ 290    $ 230    $ 289
Interest cost on the Accumulated Postretirement Benefit Obligation        554      452      511
Net amortization                                                         (180)    (293)    (192)
Full recognition of transition obligation                                  --       --       --
                                                                        -----    -----    -----
Net periodic postretirement benefit cost                                $ 664    $ 389    $ 608
                                                                        =====    =====    =====

          For measurement purposes, an 11.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 6.0% by 2011 and remain at that level thereafter. The weighted-average discount rate used in determining the Accumulated Postretirement Benefit Obligation was 7.0% in 1995, 8.0% in 1994 and 7.0% in 1993.

          The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of December 31, 1995 by $1.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.


NOTE 9: SPECIAL CHARGES

          The Company recorded a special charge of $2.0 million in the second quarter of 1995 relating to the consolidation of the Company's construction materials operations. The net after-tax effect of this charge was $1.2 million, or $0.05 per share.

          The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of " ("SFAS 121") during the fourth quarter of 1995. This required accounting change resulted in a pre-tax charge of $45.0 million ($26.5 million after-tax, or $1.14 per share).

          SFAS 121 changes the method of determining and measuring impairment for long-lived assets. For operating properties, the new standard requires that impairment be measured at the plant or specific property level; under previous accounting rules it was acceptable to measure impairment at the regional or divisional level. Further, if an impairment, as now defined, is identified, the new standard requires measurement of the impairment using fair value, which in most cases requires the use of discounted cash flows, which is the principal reason for the write-down of real estate development projects. Given the nature of the Company's assets, the new requirements resulted in substantially greater write-downs than under previous accounting rules.

     The $45.0 million pre-tax charge can be broken out as follows:


Operating properties                   $24,648
Real estate development projects        14,821
Assets to be Disposed Of                 5,531
                                       -------
                                       $45,000
                                       =======

          Impairment charges for operating properties relate to sites where, due to intense competition and/or difficult production environments, marginally profitable or loss operations persist. Impairment charges for real estate, including Assets to be Disposed Of, stem from severe declines in California and Arizona real estate values for properties acquired or development projects committed to at the peak of those markets. The Company anticipates the sale of Assets to be Disposed Of during 1996. The carrying value of Assets to be Disposed Of aggregated $11.9 million at December 31, 1995.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  COMMITMENTS AND CONTINGENCIES

          The Company had letters of credit outstanding totaling approximately $36.0 million at December 31, 1995, which guarantee various insurance and financing activities.

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


NOTE 11:  BUSINESS SEGMENT INFORMATION

          The Company operates principally in two business segments:
Construction Materials and Properties. Operations in the Construction Materials Division include the mining and sale of aggregates (rock, sand and gravel), the manufacture and sale of ready mixed concrete, and the manufacture and sale of hot-mix asphalt. The division maintains a fleet of specialty paving equipment which it rents to customers. It also markets Guardtop(R), an asphalt surface sealer, and is a distributor of paving reinforcement fabric. Also included in this division is Western Environmental Contracting, Inc. (formerly known as Western Thermal Soils), a wholly owned subsidiary that provides soil remediation, crushing and contracting services. These products and services are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

          The division operates aggregates processing plants at 30 locations serving the Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara and San Francisco Bay areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 26 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 26 ready mixed concrete locations, 12 are sites which also have aggregates processing plants. Asphalt plants are operated at 33 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 33 asphalt plant locations, 19 are sites which also have aggregates processing plants and/or ready mixed concrete plants.

          The Properties Division manages the Company's real estate and is responsible for acquisition, permitting, reclamation, sales and leasing activities. These activities take place principally in Los Angeles and San Diego, California and Phoenix, Arizona.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Business segment information for the years ended December 31, is as follows:

(Amounts in thousands)                          1995        1994        1993
- ------------------------------------------------------------------------------
Revenues:
Construction Materials                        $350,536    $340,840    $326,853
Properties - Operations                         19,777      24,403      21,560
Properties - Real estate gains                   4,133       7,678       2,081
Corporate and other                              3,736       3,876       3,012
                                              --------    --------    --------
 Total                                        $378,182    $376,797    $353,506
                                              ========    ========    ========

Income (loss) before taxes:
Construction Materials                        $ 10,316    $ 24,212    $ 19,314
Properties - Operations                          7,103       9,900       6,734
Properties - Real estate gains                   4,133       7,678       2,081
Corporate and unallocated expenses, net        (13,767)    (14,621)    (14,434)
Other income                                     2,357       2,440       1,202
Special charges                                (47,000)         --          --
                                              --------    --------    --------
 Total                                        $(36,858)   $ 29,609    $ 14,897
                                              ========    ========    ========

Identifiable assets (as of December 31):
Construction Materials                        $428,437    $414,456    $432,086
Properties                                     102,233     130,823     137,183
Corporate and other                             28,860      27,558      35,626
                                              --------    --------    --------
 Total                                        $559,530    $572,837    $604,895
                                              ========    ========    ========
Depreciation, cost depletion and
  amortization:
Construction Materials                         $27,552    $ 25,400    $ 26,997
Properties                                       2,729       3,683       3,993
Corporate and other                                900         846         963
                                              --------    --------    --------
 Total                                         $31,181    $ 29,929    $ 31,953
                                              ========    ========    ========
Capital expenditures and business
  expansion:
Construction Materials                         $61,108    $ 17,181    $  7,241
Properties                                       8,365       8,025       4,352
Corporate and other                                295         630       1,161
                                               -------    --------    --------
 Total                                         $69,768    $ 25,836    $ 12,754
                                               =======    ========    ========

          Income (loss) from operations by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and unallocated expenses include corporate administrative expenses and support expenses not allocated to business segments. Assets classified as corporate and other consist primarily of cash and cash equivalents, notes receivable, general office facilities and other assets.

          A substantial portion of the Company's revenues and income before taxes result from construction materials operations located in Southern California.

                          CALMAT CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: QUARTERLY OPERATING RESULTS (UNAUDITED)

1995                                                                                Quarter Ended
- ---------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)   March 31     June 30      Sept. 30      Dec. 31             Year
- ---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                              $69,954     $103,047      $100,862     $104,319          $378,182
Gross profit                                                  6,958       18,846        14,701       11,164            51,669
Net income (loss)                                            (1,982)       4,105/(a)/    3,215      (26,709)/(b)/     (21,371)
Net income (loss) per share/ (c)/                              (.09)         .18           .14        (1.15)             (.92)

1994                                                                                Quarter Ended
- ---------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)   March 31     June 30      Sept. 30      Dec. 31             Year
- ---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $79,515      $93,651       $101,867      $101,764          $376,797
Gross profit                                                11,596       18,395         21,250        20,835            72,076
Net income                                                   1,453        5,194          6,297         5,784            18,728
Net income per share/(c)/                                      .06          .22            .27           .25               .81

(a) Includes a charge of $1.2 million, or $0.05 per share, related to a management consolidation of the Company's construction materials operations.
(b) Includes a non-cash charge of $26.5 million, or $1.14 per share, to adopt the new accounting standard for impairment of long-lived assets (SFAS 121).
(c) The sum of the quarterly net income per share amounts may not equal the year because quarterly and annual figures are required to be independently calculated.

                          CALMAT CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)

- ----------------------------------------------------------------------------------------------------------------
                   Col. A                        Col. B                Col. C            Col. D       Col. E
- ---------------------------------------------   ---------   ----------     ----------   ----------   -----------
                                                Balance at   Additions     Charged to                Balance at
                                                Beginning    Costs and       Other                     End of
     Description                                of Period    Expenses       Accounts    Deductions     Period
- ---------------------------------------------   ---------   ----------     ----------   ----------   ------------
DECEMBER 31, 1995:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...     $ 3,906      $ 3,368       $  --       $ 3,098(a)       $ 4,176
  Allowance for cash discounts...............         348        2,790          --         2,744(b)           394
  Allowance for doubtful notes receivable....         938          404          --           123(a)         1,219
 Reserves included in liabilities:
  Environmental remediation..................       3,214        2,343          --           169(c)         5,388
  Reclamation                                       5,019        7,767          --         1,182(c)        11,604
                                                  -------      -------       -------      -------         -------
    Total....................................     $13,425      $16,672       $  --        $ 7,316         $22,781
                                                  =======      =======       =======      =======         =======
DECEMBER 31, 1994:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...     $ 3,854      $ 3,325       $  --        $ 3,273(a)      $ 3,906
  Allowance for cash discounts...............         320        3,476          --          3,448(b)          348
  Allowance for doubtful notes receivable....         897          384          --            343(a)          938
Reserves included in liabilities:
  Environmental remediation..................       4,000        2,069          --          2,855(c)        3,214
  Reclamation                                       1,200        4,276          --            457(c)        5,019
                                                  -------      -------       -------      -------         -------
    Total....................................     $10,271      $13,530       $  --        $10,376         $13,425
                                                  =======      =======       =======      =======         =======
DECEMBER 31, 1993:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...     $ 2,656      $ 2,966       $  --        $ 1,768(a)      $ 3,854
  Allowance for cash discounts...............         607        2,802          --          3,089(b)          320
  Allowance for doubtful notes receivable....       1,300          161          --            564(a)          897
Reserves included in liabilities:
  Environmental remediation..................       2,739        1,529          --            268(c)        4,000
  Reclamation                                         384        1,530          --            714(c)        1,200
                                                  -------      -------       -------      -------         -------
    Total....................................     $ 7,686      $ 8,988       $  --         $ 6,403        $10,271
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Except for information as to identification and business experience of executive officers which is set forth in Part I of this report, the information called for by Item 10 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 8 of the Company's Proxy Statement dated March 15, 1996, for the April 24, 1996, Annual Meeting of Stockholders ("Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by Item 11 is incorporated herein by reference to the information included under the caption "Executive Compensation" on pages 8 through 16 in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this Item 12 is incorporated herein by reference to the information included under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item 13 is incorporated herein by reference to the information included under the caption "Election of Directors" on pages 3 through 6 of the Company's Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this report:

     (1)  Financial Statements:

          See Index to Consolidated Financial Statements and Financial Statement Schedule on page 15 of this Annual Report on Form 10-K.

     (2)  Financial Statement Schedule:

          See Index to Consolidated Financial Statements and Financial Statement Schedule on page 15 of this Annual Report on Form 10-K.

     (3)  Exhibits:

          The following exhibits are included as part of the Company's 1995 Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual

Report on Form 10-K. Stockholders may obtain copies of the exhibits not presented herein upon written request to: Secretary, CalMat Co., 3200 San Fernando Road, Los Angeles, CA 90065.

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

          Exhibit 10.1: Standby Letter of Credit Facility dated September 26, 1995, between CalMat Co. and ABN-AMRO Bank N.V., filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended September 30, 1995, is incorporated herein by reference.

          Exhibit 10.2: First Amended and Restated Credit Agreement dated as of June 30, 1994, among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and The Other Financial Institution Parties Hereto, Arranged by BA Securities, Inc., filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1994, is incorporated herein by reference.

          Exhibit 10.3: Second Amendment, dated February 26, 1996, effective December 31, 1995, to First Amended and Restated Credit Agreement dated as of June 30, 1994, among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and The Other Financial Institution Parties Hereto, Arranged by BA Securities, Inc.

          Exhibit 10.4: Note Purchase Agreement dated as of July 23, 1993 between CalMat Co. and Metropolitan Life Insurance Company et al., filed as Exhibit 10.11 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

          Exhibit 10.5: Amendment dated February 6, 1996, effective December 31, 1995, to Note Purchase Agreement dated as of July 23, 1993, between CalMat Co. and Metropolitan Life Insurance Company et al.

          Exhibit 10.6: Interest Rate Swap Agreement dated as of December 10, 1988, by and between Security Pacific National Bank and CalMat Co., filed as Exhibit 10.3 to the Company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.


        *Exhibit 10.7:    Restatement of Amended and Restated Employment
                          Agreement originally effective as of July 1, 1984, between the Company and A. Frederick Gerstell executed on April 13, 1993.

        *Exhibit 10.8:    Supplemental Executive Retirement Agreement between
                          the Company and A. Frederick Gerstell, filed as
                          Exhibit 10.3 to the Company's 1990 Annual Report on
                          Form 10-K, is incorporated herein by reference.

        *Exhibit 10.9:    Amended and Restated Trust Agreement dated April 13,
                          1993, by and between CalMat Co. and Wachovia Bank and Trust Company, filed as Exhibit 10.6 to the Company's
                          1994 Annual Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.10:    Amended Employment Agreement between the Company and
                          Scott J Wilcott, filed as Exhibit 10.6 to the
                          Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.11:    Second Amendment to Employment Agreement between the
                          Company and Scott J Wilcott, dated April 8, 1991.

       *Exhibit 10.12:    Amended Employment Agreement between the Company and
                          Paul Stanford, filed as Exhibit 10.9 to the Company's
                          1992 Annual Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.13:    Second Amendment to Employment Agreement between the
                          Company and Paul Stanford, dated October 4, 1995.

       *Exhibit 10.14:    Letter Agreement Regarding Employment between the
                          Company and Delbert H. Tanner, executed May 27, 1993, filed as Exhibit 10.16 to the Company's 1993 Annual
                          Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.15:    Letter Agreement Regarding Employment between the
                          Company and H. James Gallagher, executed August 12,
                          1993, filed as Exhibit 10.17 to the Company's 1993
                          Annual Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.16:    Letter Agreement Regarding Employment between the
                          Company and R. Bruce Rieser, executed February 2,
                          1995.

       *Exhibit 10.17:    Thrift and Profit Sharing Retirement Plan and Money
                          Purchase Pension Plan for Employees of CalMat Co., dated January 1, 1989, filed as Exhibit 10.8 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

       *Exhibit 10.18:    Trust Agreement pursuant to the Thrift and Profit
                          Sharing Retirement Plan and the Money Purchase Pension
                          Plan for Employees of CalMat Co., dated October 24,
                          1989, filed as Exhibit 10.9 to the Company's 1989
                          Annual Report on Form 10-K, is incorporated herein by reference.

      *Exhibit 10.19:     Stock Option Plan for Executive and Key Employees of
                          CalMat Co., filed as Exhibit 4 to the Company's
                          Form S-8 Registration Statement (#33-8770) effective
                          October 6, 1986, is incorporated herein by reference.

      *Exhibit 10.20:     1987 Stock Option Plan for Executive and Key Employees
                          of CalMat Co., as amended, filed as Exhibit 4 to the Company's Form S-8 Registration Statement (#33-18760) effective December 19, 1987, is incorporated herein by reference.

      *Exhibit 10.21:     Non-qualified Deferred Compensation Plan for Selected
                          Executives of CalMat Co, filed as Exhibit 10.12 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

      *Exhibit 10.22:     1990 Stock Option Plan for Executive and Key Employees
                          of CalMat Co., filed as Exhibit 4.1 to the Company's
                          Form S-8 Registration Statement (#33-43558) effective
                          October 28, 1991, is incorporated herein by reference.

      *Exhibit 10.23:     Amended and Restated 1993 Stock Option Plan for
                          Officers, Directors and Key Employees of CalMat Co., filed as Exhibit "A" to the Company's Definitive Proxy
                          Statement filed with the Commission on March 16, 1994, and mailed to the Company's stockholders on March 17, 1994, is incorporated herein by reference.

        Exhibit 21.1:     Subsidiaries of the Company.

        Exhibit 22.1: The Company's definitive Proxy Statement, filed with the Commission on March 15, 1996, and mailed to the Company's stockholders on March 15, 1996, is incorporated herein by reference.

        Exhibit 23.1: Consent of Coopers & Lybrand L.L.P., certified public accountants, to incorporation by reference in the Registration Statements on Form S-8 (#33-8770, #33-18760, #33-43558 and #33-56301) and the related prospectuses pertaining to the Stock Option Plan for Executive and Key Employees of CalMat Co., the 1987 Stock Option Plan for Executive and Key Employees of CalMat Co., the 1990 Stock Option Plan for Executive and Key Employees of CalMat Co., and the Amended and Restated 1993 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co., respectively, is on 38 of this Annual Report on Form 10-K.

         Exhibit 27:      Financial Data Schedule.

  (b)  Reports on Form 8-K:

     There were no Form 8-K reports filed by the Company during the fourth quarter of 1995.

                                   CALMAT CO.
                           PROPERTY OWNED AND LEASED
                            AS OF DECEMBER 31, 1995

                                                                     ACREAGE /(A)/
                                                            ---------------------------------
                                                                              JOINT
                                                              OWNED   LEASED VENTURES  TOTAL
                                                            ---------------------------------
CONSTRUCTION MATERIALS /(B)/
   Production and sales property...........................    7,605   6,227           13,832
   Reserve property held for future production/not zoned...    3,443   1,115            4,558
   Fully depleted property.................................       98                       98
   Reserve property held for future production/zoned.......    1,937                    1,937
   Joint ventures, partnerships, partially owned subsidiaries    610                      610
                                                              ------   -----   -----   ------
            Total Construction Materials Division..........   13,083   7,342     610   21,035

PROPERTIES:
   Developable.............................................    1,269              13    1,282
   Improved property/finished lots.........................       53       3               56
   Improved property/fully developed.......................       76       2               78
   Landfill/permitted......................................      244                      244
   Public storage..........................................       48                       48
   Property leased to others...............................       99       8              107
   Miscellaneous properties /(c)/..........................    9,828                    9,828
                                                              ------   -----   -----   ------
            Total Properties Division......................   11,617      13      13   11,643

            Total All Divisions............................   24,700   7,355     623   32,678
                                                              ======   =====   =====   ======

______________________

(a) The Company's continuing program of evaluating the best use of property may result in reclassification of properties between categories from time to time.

(b) Certain land in the Construction Materials Division is leased on a short-term basis as undeveloped property and the revenues generated are reported in the Properties Division.

(c) Consists of numerous parcels which have limited access and of which approximately 59% are located in the Mojave Desert, Kern County, California.

                                   CALMAT CO.
                   SCHEDULE OF ESTIMATED AGGREGATES RESERVES
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN MILLIONS)


                           TONS OWNED  TONS LEASED  TOTAL TONS
                           ----------  -----------  ----------
Aggregates Reserves.....    1,193.3       727.8      1,921.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS



  We consent to the incorporation by reference in the Registration Statements of CalMat Co. and subsidiaries on Form S-8 (File Numbers 33-8770, 33-18760, 33-43558 and 33-56301) of our report dated February 27, 1996, on our audits of the consolidated financial statements and the financial statement schedule of CalMat Co. and subsidiaries as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.



                                    COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 26, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CalMat Co.

                                    By: /s/   A. FREDERICK GERSTELL
                                        --------------------------------------
                                                 A. Frederick Gerstell
                                           Chairman of the Board, President,
                                             Chief Executive Officer and
                                                Chief Operating Officer


March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


              SIGNATURE                            CAPACITY                 DATE
              ---------                            --------                 ----


/s/ A. FREDERICK GERSTELL                  Chairman of the Board,      March 25, 1996
- ----------------------------------------   President, Chief
    A. Frederick Gerstell                  Executive Officer, Chief
                                           Operating Officer and
                                           Director

/s/ H. JAMES GALLAGHER                     Chief Financial Officer     March 25, 1996
- ----------------------------------------
    H. James Gallagher


/s/ EDWARD J. KELLY                        Chief Accounting Officer    March 25, 1996
- ----------------------------------------
    Edward J. Kelly


/s/ JOHN C. ARGUE                          Director                    March 25, 1996
- ----------------------------------------
    John C. Argue


/s/ ARTHUR BROWN                            Director                   March 25, 1996
- ----------------------------------------
    Arthur Brown


              SIGNATURE                            CAPACITY                 DATE
              ---------                            --------                 ----

/s/ HARRY M. CONGER                         Director                   March 25, 1996
- ----------------------------------------
    Harry M. Conger


/s/ RAYBURN S. DEZEMBER                     Director                   March 25, 1996
- ----------------------------------------
    Rayburn S. Dezember


/s/ RICHARD A. GRANT, JR.                   Director                   March 25, 1996
- ----------------------------------------
    Richard A. Grant, Jr.


/s/ GROVER R. HEYLER                        Director                   March 25, 1996
- ----------------------------------------
    Grover R. Heyler


/s/ WILLIAM T. HUSTON                       Director                   March 25, 1996
- ----------------------------------------
    William T. Huston


/s/ WILLIAM JENKINS                         Director                   March 25, 1996
- ----------------------------------------
    William Jenkins


/s/ EDWARD A. LANDRY                        Director                   March 25, 1996
- ----------------------------------------
    Edward A. Landry


/s/ THOMAS L. LEE                           Director                   March 25, 1996
- ----------------------------------------
    Thomas L. Lee


/s/ THOMAS M. LINDEN                        Director                   March 25, 1996
- ----------------------------------------
    Thomas M. Linden


/s/ STUART T. PEELER                        Director                   March 25, 1996
- ----------------------------------------
    Stuart T. Peeler
