Form 10-Q
period 1996-03-31
CALMAT CO
filed 1996-05-14
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

     Commission File Number 1-7035



                                  CALMAT CO.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                             95-0645790
- - -------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            Identification No.)



     3200 San Fernando Road, Los Angeles, California               90065
- - --------------------------------------------------------------------------------
        (Address of principal executive offices)                 (ZIP Code)


Registrant's telephone number, including area code          (213) 258-2777
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

23,237,312  shares of Common Stock were outstanding at April 30, 1996.

                                   CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          (a)  Consolidated Balance Sheets:
               March 31, 1996 and December 31, 1995                    3

          (b)  Consolidated Statements of Operations:
               For the Three Months Ended March 31, 1996 and 1995      4

          (c)  Consolidated Statements of Cash Flow:
               For the Three Months Ended March 31, 1996 and 1995      5

          (d)  Notes to the Consolidated Financial Statements          6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7


PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders          9

  Item 6. Exhibits and Reports on Form 8-K                            10

  Signatures                                                          11

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                            March 31,           December 31,
                                                              1996                  1995
                                                           -----------          -----------
                                                           (unaudited)
              ASSETS

Current assets:
 Cash and cash equivalents                                 $       -              $       -
 Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($5,128 in 1996 and $4,570 in 1995)                        50,123                 62,274
 Inventories                                                  13,864                 11,705
 Prepaid expenses and other                                    2,522                  3,265
 Deferred income taxes                                         9,361                  9,361
 Installment notes receivable-current portion                  7,050                  7,217
                                                           ---------              ---------
     Total current assets                                     82,920                 93,822
Installment notes receivable and other assets                 21,008                 20,670
Investment in and advances to affiliates                       1,246                  1,236
Costs in excess of net assets of businesses acquired, net     51,679                 52,102
Property, plant and equipment, at cost:
 Land and deposits                                           170,713                166,995
 Buildings, machinery and equipment                          462,795                465,631
 Construction in progress                                     50,599                 40,082
                                                           ---------              ---------
                                                             684,107                672,708
 Less:  Accumulated depreciation and depletion              (282,787)              (281,008)
                                                           ---------              ---------
     Property, plant and equipment, net                      401,320                391,700
                                                           ---------              ---------
     Total assets                                          $ 558,173              $ 559,530
                                                           =========              =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $  22,060              $  23,753
 Accrued liabilities                                          30,525                 32,687
 Notes and bonds payable - current portion                       110                    110
 Income taxes payable                                          1,093                  1,403
 Dividends payable                                             2,319                  2,318
                                                           ---------              ---------
     Total current liabilities                                56,107                 60,271
Notes and bonds payable - long term portion                   88,321                 84,321
Other liabilities and deferred credits                        31,399                 30,670
Deferred income taxes                                         53,100                 53,119
                                                           ---------              ---------
     Total liabilities                                       228,927                228,381
                                                           ---------              ---------
Stockholders' Equity:
 Common stock                                                 23,237                 23,182
 Additional paid-in capital                                   41,470                 40,588
 Retained earnings                                           264,539                267,379
                                                           ---------              ---------
     Total stockholders' equity                              329,246                331,149
                                                           ---------              ---------
     Total liabilities and stockholders' equity            $ 558,173              $ 559,530
                                                           =========              =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)

                                                    Three months ended
                                                         March 31,
                                                     1996        1995
                                                   -------      -------
Revenues:
 Net sales and operating revenues                  $80,517      $65,804
 Gains on sales of real estate                         651        2,872
 Other income                                        1,479        1,278
                                                   -------      -------
                                                    82,647       69,954

Costs and expenses:
 Cost of products sold and operating expenses       72,658       62,996
 Selling, general and administrative expenses        9,334        8,833
 Interest expense                                    1,101          490
 Other expense                                         385          781
                                                   -------      -------
                                                    83,478       73,100
                                                   -------      -------

Loss before taxes                                     (831)      (3,146)

Federal and state income taxes                        (307)      (1,164)
                                                   -------      -------

Net loss                                           $  (524)     $(1,982)
                                                   =======      =======

Per Share Data:

Loss per share                                     $ (0.02)     $ (0.09)
                                                   =======      =======

Weighted average shares outstanding                 23,204       23,158
                                                   =======      =======

Cash dividends per share                           $  0.10      $  0.10
                                                   =======      =======

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)


                                                      Three months ended
                                                           March 31,

                                                         1996        1995
                                                      --------    --------
OPERATING ACTIVITIES:
 Net loss                                             $  ( 524)   $ (1,982)
 Depreciation, cost depletion and amortization           7,576       7,641
 Other                                                   5,790       3,741
                                                      --------    --------
   Cash provided by operating activities                12,842       9,400
                                                      --------    --------


INVESTING ACTIVITIES:
 Purchase of property, plant and equipment             (16,178)    (14,984)
 Proceeds from sale of real estate                         223      16,635
 Other                                                     387         233
                                                      --------    --------
   Cash provided by (used for) investing activities    (15,568)      1,884
                                                      --------    --------


FINANCING ACTIVITIES:
 Notes payable to banks                                  4,000     (11,250)
 Principal payments on notes and bonds payable              --          --
 Payment of cash dividends                              (2,318)     (2,314)
 Other                                                   1,044         141
                                                      --------    --------
   Cash provided by (used for) financing activities      2,726     (13,423)
                                                      --------    --------

Cash and cash equivalents                                   --      (2,139)
   Balance, beginning of period                             --       2,139
                                                      --------    --------
   Balance, end of period                             $      0    $      0
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1995 Annual Report on Form 10-K.

2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average equivalent shares of common stock outstanding.

3. Certain prior year amounts have been restated to conform to the current year's presentation.

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
       of Operations
       -------------

Results of Operations
- - ---------------------

The Company reported a net loss of $0.5 million, or $0.02 per share, for the first quarter of 1996 compared with a net loss of $2.0 million, or $0.09 per share, for the prior year's first quarter. The improvement is due to higher sales volumes for all products and 20% lower unit production costs for the aggregates operations.

The first quarter is usually the Company's weakest quarter due to the adverse impact of rainfall on operations and 1995 had record rainfall in the Company's California markets.

Business segment information for the three months ended March 31, 1996 and 1995 is as follows:

                                               Three Months Ended
                                                     March 31,
                                          1996                     1995
                                         -------                  -------
                                         (unaudited, amounts in thousands)
Revenues:

Construction Materials                   $75,195                  $61,127
Properties - Operations                    5,322                    4,677
Properties - Real Estate Sales               651                    2,872
Corporate and Other                        1,479                    1,278
                                         -------                  -------
                                         $82,647                  $69,954
                                         =======                  =======
                                               Three Months Ended
                                                     March 31,
                                          1996                     1995
                                         -------                  -------
                                         (unaudited, amounts in thousands)
Income (loss) before income taxes:

Construction Materials                   $  (298)                 $(5,054)
Properties - Operations                    2,345                    1,622
Properties - Real Estate Sales               651                    2,872
Corporate and Other                       (2,759)                  (2,693)
Interest Expense                          (1,101)                    (490)
Other income                                 331                      597
                                         -------                  -------
                                         $  (831)                 $(3,146)
                                         =======                  =======

Income (loss) from operations by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and Other includes corporate administrative expenses and support expenses not allocated to business segments. Other income includes interest income, gains/losses on sale of fixed assets and other miscellaneous items.

                                  CALMAT CO.

Construction Materials Division
- - -------------------------------

Sales volumes are shown below:

                                                 (Amounts in Thousands)
                                                   Three Months Ended
                                                        March 31,
                                                    1996        1995*
                                                   -----       -----
Aggregates:
 Tons sold to outside customers                    3,793       3,001
 Tons used in ready mixed concrete                   750         609
 Tons used in asphalt                                951         817
                                                   -----       -----
                                                   5,494       4,427
                                                   =====       =====
Tons of hot-mix asphalt sold                       1,253       1,199
                                                   =====       =====
Yards of ready mixed concrete sold                   553         466
                                                   =====       =====


*Adjusted to include tons sold by a previously unconsolidated operation, in order to be comparable to 1996.


Revenues in the Construction Materials Division were $75.2 million in the first quarter of 1996, up $14.1 million, or 23% compared with the corresponding 1995 period. The increase was primarily due to higher sales volumes as a result of less inclement weather in California in the current period, and, also, rising demand in the Arizona and San Diego markets. The Division had a pre-tax loss from operations of $0.3 million in the most recent quarter compared with a pre-tax loss of $5.1 million in the year earlier quarter. The improvement was primarily due to higher earnings from aggregates operations, due to 20% lower
unit production costs and 24% higher sales volumes.   Unit production costs
decreased primarily due to efficiencies associated with the higher volumes, as well as lower labor costs. The aggregates improvement was partially offset by lower earnings from our asphalt operations, caused by 7% higher unit production costs, of which two thirds was due to increased costs of liquid asphalt and aggregates.

Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.3 million in first quarter of 1996, up $0.6 million from revenues of $4.7 million in the corresponding 1995 period. The increase in revenue for the current quarter is primarily due to increased revenues from landfill operations. Pre-tax income from operations was $3.0 million in the most recent quarter compared with $4.5 million in the year earlier quarter. The current quarter includes $0.7 million of gains from real estate sales versus gains of $2.9 million in the prior year's period. Excluding real estate gains, Properties Division pre-tax income from operations increased $0.7 million. The increase was largely due to increased income from landfill operations.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents were $0.0 at March 31, 1996 and December 31, 1995, as the Company used all available cash to reduce outstanding borrowings. Cash provided by operating activities was $12.8 million for the three months ended March 31, 1996. Cash used for investing activities was $15.6 million, including $16.2 million used for the purchase of property, plant, and equipment. Cash provided by financing activities was $2.7 million, including a $4.0 million net increase in debt, partially offset by $2.3 million in cash dividends.

Working capital totaled $26.8 million at March 31, 1996, down from $33.6 million at December 31, 1995. Current ratios were 1.5 and 1.6 at March 31, 1996 and December 31, 1995, respectively.

Total consolidated long-term and short-term borrowings at March 31, 1996 and December 31, 1995 were $88.4 million and $84.4 million, respectively. Debt as a percent of total capitalization was 21.2% and 20.3%, at March 31, 1996 and December 31, 1995, respectively.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

  The annual meeting of stockholders of the Company was held in Los Angeles, California, on April 24, 1996, to:

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

  The results of the meeting are as follows:

Shares outstanding and entitled to vote:           23,192,312
Total shares voted:                                21,478,414
% of shares outstanding:                                 92.6

                                                                   Broker
Proposal 1, Directors                         For    Withheld   Non-Votes
- - ---------------------                  ----------   ---------   ---------
Argue, J. C.                           20,636,587     841,827         -0-
  % of votes cast                          96.081       3.919
  % of shares outstanding                  88.980       3.630

Brown, Arthur                          20,637,687     840,727
  % of votes cast                          96.086       3.914
  % of shares outstanding                  88.985       3.625

Conger, H. M.                          20,636,787     841,627         -0-
  % of votes cast                          96.082       3.918
  % of shares outstanding                  88.981       3.629

Dezember, R. S.                        20,635,987     842,427         -0-
  % of votes cast                          96.078       3.922
  % of shares outstanding                  88.978       3.632

Gerstell, A. F.                        20,570,800     907,614         -0-
  % of votes cast                          95.774       4.226
  % of shares outstanding                  88.697       3.913

Grant, R. A.                           20,635,887     842,527         -0-
  % of votes cast                          96.077       3.923
  % of shares outstanding                  88.977       3.633

Heyler, G. R.                          20,315,582   1,162,832         -0-
  % of votes cast                          94.586       5.414
  % of shares outstanding                  87.596       5.014

                                  CALMAT CO.

                                                                   Broker
Proposal 1, Directors (continued)             For    Withheld   Non-Votes
- - ------------------------------------   ----------   ---------   ---------
Huston, W. T.                          20,636,055     842,359         -0-
  % of votes cast                          96.078       3.922
  % of shares outstanding                  88.978       3.632

Jenkins, W.                            20,607,055     871,359         -0-
  % of votes cast                          95.943       4.057
  % of shares outstanding                  88.853       3.757

Landry, E.                             20,318,482   1,159,932         -0-
  % of votes cast                          94.600       5.400
  % of shares outstanding                  87.609       5.001

Lee, T. L.                             20,636,787     841,627         -0-
  % of votes cast                          96.082       3.918
  % of shares outstanding                  88.981       3.629

Linden, T. M.                          20,635,087     843,327         -0-
  % of votes cast                          96.074       3.926
  % of shares outstanding                  88.974       3.636

Peeler, S. T.                          20,617,953     860,461         -0-
  % of votes cast                          95.994       4.006
  % of shares outstanding                  88.900       3.710

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------


     (a) Exhibit 27.  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                                                         CALMAT CO.
                                               ----------------------------
                                                        (Registrant)



Date:  May 10, 1996                            By: /s/ H. James Gallagher
                                                  ---------------------------
                                                  H. James Gallagher
                                                  Executive Vice President
                                                  Finance and Administration


Date:  May 10, 1996                            By: /s/ Edward J. Kelly
                                                  ---------------------------
                                                  Edward J. Kelly
                                                  Senior Vice President,
                                                  Treasurer and Chief Accounting
                                                  Officer