Form 10-Q
period 1996-06-30
CALMAT CO
filed 1996-08-14
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO
                               -----------------------------   ----------------
     Commission File Number 1-7035

                                   CALMAT CO.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          95-0645790
- - --------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           Identification No.)

3200 San Fernando Road, Los Angeles, California                      90065
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)                      (ZIP Code)

Registrant's telephone number, including area code          (213) 258-2777
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

23,237,312 shares of Common Stock were outstanding at July 31, 1996.

                                   CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                             PAGE

          Item 1.   Financial Statements

          (a)  Consolidated Balance Sheets:
               June 30, 1996 and December 31, 1995                            3

          (b)  Consolidated Statements of Operations:
               For the Three and Six Months Ended June 30, 1996 and 1995      4

          (c)  Consolidated Statements of Cash Flow:
               For the Six Months Ended June 30, 1996 and 1995                5

          (d)  Notes to the Consolidated Financial Statements                 6

          Item 2.

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                         10

          Signatures                                                         11

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                            June 30,      December 31,
                                                              1996            1995
                                                           ----------     ----------
        ASSETS                                             (unaudited)
Current assets:
  Cash and cash equivalents                                 $      -      $       -
  Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($5,302 in 1996 and $4,570 in 1995)                        63,826         62,274
  Inventories                                                 13,723         11,705
  Prepaid expenses and other                                   1,695          3,265
  Deferred income taxes                                        9,361          9,361
  Installment notes receivable-current portion                 6,768          7,217
                                                           ---------      ---------
    Total current assets                                      95,373         93,822
Installment notes receivable and other assets                 20,575         20,670
Investment in and advances to affiliates                       1,272          1,236
Costs in excess of net assets of business acquired, net       51,256         52,102
Property, plant and equipment, at cost:
  Land and deposits                                          170,737        166,995
  Buildings, machinery and equipment                         463,342        465,631
  Construction in progress                                    63,032         40,082
                                                           ---------      ---------
                                                             697,111        672,708
  Less: Accumulated depreciation and depletion              (288,325)      (281,008)
                                                           ---------      ---------
        Property, plant and equipment, net                   408,786        391,700
                                                           ---------      ---------
        Total assets                                       $ 577,262      $ 559,530
                                                           =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 24,592      $  23,753
  Accrued liabilities                                         34,384         32,687
  Notes and bonds payable - current portion                       98            110
  Income taxes payable                                         1,926          1,403
  Dividends payable                                            2,325          2,318
                                                           ---------      ---------
    Total current liabilities                                 63,325         60,271
Notes and bonds payable - long term portion                   98,273         84,321
Other liabilities and deferred credits                        31,399         30,670
Deferred income taxes                                         52,979         53,119
                                                           ---------      ---------
    Total liabilities                                        245,976        228,381
                                                           ---------      ---------
Stockholders' Equity:
  Common stock                                                23,237         23,182
  Additional paid-in capital                                  41,470         40,588
  Retained earnings                                          266,579        267,379
                                                           ---------      ---------
    Total stockholders' equity                               331,286        331,149
                                                           ---------      ---------
    Total liabilities and stockholders' equity             $ 577,262      $ 559,530
                                                           =========      =========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, amounts in thousands, except per share data)


                                                             Three months ended      Six months ended
                                                                   June 30,              June 30,
                                                               1996       1995       1996       1995
                                                             ---------  --------   ---------  ---------
Revenues:
  Net sales and operating revenues                            $105,038   $101,050   $185,564   $166,854
  Gains on sales of real estate                                  1,149        956      1,800      3,828
  Other income                                                     495      1,041      1,974      2,319
                                                              --------   --------   --------   --------
                                                               106,682    103,047    189,338    173,001
                                                              --------   --------   --------   --------

Costs and expenses:
  Cost of products sold and operating expenses                  88,139     84,201    160,806    147,197
  Selling, general and administrative expenses                   9,990      9,304     19,324     18,137
  Interest expense                                               1,176        492      2,277        982
  Other expense                                                    445        534        830      1,315
  Special charge                                                     0      2,000          0      2,000
                                                              --------   --------   --------   --------
                                                                99,750     96,531    183,237    169,631
                                                              --------   --------   --------   --------


Income before taxes                                              6,932      6,516      6,101      3,370

Federal and state income taxes                                   2,564      2,411      2,257      1,247
                                                              --------   --------   --------   --------

Net income                                                    $  4,368   $  4,105   $  3,844   $  2,123
                                                              ========   ========   ========   ========


Per Share Data:

Net income                                                    $   0.19   $   0.18   $   0.17   $   0.09
                                                              ========   ========   ========   ========
Weighted average shares outstanding                             23,251     23,214     23,227     23,178
                                                              ========   ========   ========   ========
Cash dividends per share                                      $   0.10   $   0.10   $   0.20   $   0.20
                                                              ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)


                                                         Six months ended
                                                             June 30,
                                                         1996        1995
                                                       --------     --------
OPERATING ACTIVITIES:
  Net income                                           $  3,844     $  2,123
  Depreciation, cost depletion and amortization          15,141       15,196
  Other                                                  (1,317)         389
                                                       --------     --------
    Cash provided by operating activities                17,668       17,708
                                                       --------     --------


INVESTING ACTIVITIES:
  Purchase of property, plant and equipment            (30,583)      (30,750)
  Proceeds from sale of real estate                      1,488        17,977
  Other                                                    972           618
                                                      --------      --------
    Cash used for investing activities                 (28,123)      (12,155)
                                                      --------      --------

 FINANCING ACTIVITIES:
  Notes payable to banks                                14,000        (2,250)
  Principal payments on notes and bonds payable            (60)          (30)
  Payment of cash dividends                             (4,637)       (4,628)
  Other                                                  1,152           463
                                                      --------      --------
    Cash provided by (used for) financing activities    10,455        (6,445)
                                                      --------      --------

Cash and cash equivalents                                    -          (892)
    Balance, beginning of period                             -         2,139
                                                      --------      --------
    Balance, end of period                            $      -      $  1,247
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

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
of Operations
- - -------------

Results of Operations
- - ---------------------

The Company reported net income of $4.4 million, or $0.19 per share, for the second quarter of 1996, compared with $4.1 million, or $0.18 per share, for the prior year's second quarter. Net income was $3.8 million, or $0.17 per share, for the six months ended June 30, 1996, compared with net income of $2.1 million, or $0.09 per share, for the comparable period in 1995. The prior year amounts include a special charge of $1.2 million, after-tax, or $0.05 per share, related to a consolidation of certain Construction Materials operations.

Business segment information for the three and six months ended June 30, 1996 and 1995 is as follows:

                                                          Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
                                                          1996          1995        1996        1995
                                                       ----------     --------    --------    --------
                                                                (unaudited, amounts in thousands)
Revenues:

Construction Materials                                 $ 99,425       $ 96,242    $174,629    $157,369
Properties - Operations                                   5,613          4,808      10,935       9,485
Properties - Real Estate Sales                            1,149            956       1,800       3,828
Corporate and Other                                         495          1,041       1,974       2,319
                                                       --------       --------    --------    --------
                                                       $106,682       $103,047    $189,338    $173,001
                                                       ========       ========    ========    ========


                                                          Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
                                                          1996          1995        1996        1995
                                                       ----------     --------    --------    --------
                                                               (unaudited, amounts in thousands)

Income before income taxes:

Construction Materials                                 $  7,545       $  8,361    $  7,247    $  3,307
Properties - Operations                                   2,483          1,921       4,828       3,543
Properties - Real Estate Sales                            1,149            956       1,800       3,828
Corporate and Other                                      (3,276)        (2,974)     (6,035)     (5,667)
Interest Expense                                         (1,176)          (492)     (2,277)       (982)
Other income                                                207            744         538       1,341
Special charge (a)                                            0         (2,000)          0      (2,000)
                                                       --------       --------    --------    --------
                                                       $  6,932       $  6,516    $  6,101    $  3,370
                                                       ========       ========    ========    ========

(a) Charge related to a consolidation of certain Construction Materials operations.


Income before income taxes by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and Other includes corporate administrative expenses and support expenses not allocated to business segments. Other income includes interest income, gains/losses on sale of fixed assets and other miscellaneous items.

                                  CALMAT CO.

Construction Materials Division
- - -------------------------------

Sales volumes are shown below.

                                                          Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
Amounts in Thousands                                       1996          1995        1996        1995
- - --------------------                                   ----------     --------    --------    --------
Aggregates:
  Tons sold to outside customers                           4,304         3,903       7,551       6,541
  Tons used in ready mixed concrete                          869           749       1,564       1,358
  Tons used in asphalt                                     1,277         1,395       2,228       2,211
                                                           -----         -----      ------      ------
                                                           6,450         6,047      11,343      10,110
                                                           =====         =====      ======      ======
Tons of hot-mix asphalt sold                               1,898         2,171       3,151       3,370
                                                           =====         =====      ======      ======
Yards of ready mixed concrete sold                           617           563       1,170       1,029
                                                           =====         =====      ======      ======


Revenues in the Construction Materials Division were $99.4 million in the second quarter of 1996, up $3.2 million, or $3% compared with the corresponding 1995 period. Revenues were $174.6 million in the first six months of 1996, an increase of $17.3 million, or 11% compared with the same period in 1995. The revenue increase for the current quarter and six-month period was primarily due to higher sales volumes for aggregates and ready mixed concrete.

The Division's pre-tax income from operations was $7.5 million in the most recent quarter compared with $8.4 million in the year earlier quarter. Earnings from ready mixed concrete and aggregates operations were higher in the current quarter as a result of sales volume increases of 10% for ready mixed concrete and 7% for aggregates as well as slightly higher average selling prices. However, these improvements were more than offset by lower earnings from asphalt operations, due to 6% higher unit productions costs, of which one-half was the result of increased cost of liquid asphalt, and 13% lower sales volumes.

The Division's pre-tax income from operations for the six months increased to $7.2 million from $3.3 million in the 1995 period. The improvement was primarily the result of higher earnings from our aggregates operations, due to 6% lower unit production costs, 12% higher sales volumes and a slight increase in average selling prices. Aggregates sales volumes increased in part because of less inclement weather in the first quarter of 1996 and in part resulting from higher demand in most of the Company's markets. Also contributing to the improved earnings were the Company's ready mixed concrete operations, due to 14% higher sales volumes and a slight increase in average selling prices. The improvement in the aggregates and ready mixed concrete operations was partially offset by lower earnings from asphalt operations, caused by 7% higher unit production costs, of which one-half was the result of increased costs of liquid asphalt, and 6% lower sales volumes.


Properties Division
- - -------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.6 million in the second quarter of 1996, up $0.8 million from revenues of $4.8 million in the corresponding 1995 period, and $10.9 million in the first six months of 1996, up $1.4 million from $9.5 million in the first six months of 1995. The increase in revenue for the current quarter and six-month period was primarily due to increased revenue from landfill operations.

Pre-tax income from operations was $3.6 million in the most recent quarter compared with $2.9 million in the year earlier quarter. The current quarter includes $1.1 million of gains from real estate sales versus gains of $1.0 million

                                  CALMAT CO.

- - -------------------

in the prior year's period. Excluding real estate gains, Properties Division pre-tax income from operations increased $0.6 million. The increase was largely due to increased income from landfill operations.

Pre-tax income from operations was $6.6 million in the first six months of 1996 compared with $7.4 million in the prior period. Gains from real estate sales of $1.8 million are included in 1996 versus gains of $3.8 million in 1995. Excluding real estate gains, pre-tax income from operations increased $1.3 million. The increase is largely due to increased income from landfill operations.


Other
- - -----

Interest expense was $0.7 million higher in the second quarter of 1996 compared with the prior quarter, and $1.3 million higher in the first six months of 1996, compared with the prior year, due to higher levels of average debt outstanding.


Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents were $0.0 at June 30, 1996 and December 31, 1995, as the Company used all available cash to reduce outstanding borrowings. Cash provided by operating activities was $17.7 million for the six months ended June 30, 1996. Cash used for investing activities was $28.1 million, including $30.6 million used for the purchase of property, plant and equipment. Cash provided by financing activities was $10.4 million, including a $14.0 million net increase in debt, partially offset by $4.6 million in cash dividends.

Working capital totaled $32.0 million at June 30, 1996, down from $33.6 million at December 31, 1995. Current ratios were 1.5 and 1.6 at June 30, 1996 and December 31, 1995, respectively.

Total consolidated long-term and short-term borrowings at June 30, 1996 and December 31, 1995 were $98.4 million and $84.4 million, respectively. Debt as a percent of total capitalization was 22.9% and 20.3%, at June 30, 1996 and December 31, 1995, respectively.

                                  CALMAT CO.

                          Part II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - ------------------------------------------


(a)  *Exhibit 10.1:   Amended and Restated CalMat Co. Supplemental Executive
                      Retirement Plan, effective February 1, 1996, signed by
                      CalMat Co.

     *Exhibit 10.2:   First Amendment to Restatement of Amended and Restated
                      Employment Agreement, dated April 13, 1993, originally effective as of July 1, 1984, between the Company and A.
                      Frederick Gerstell, executed June 6, 1996.

     *Exhibit 10.3:   Supplemental Executive Retirement Plan Agreement,
                      entered into as of February 1, 1996, between the Company and A. Frederick Gerstell, executed May 15, 1996.

     *Exhibit 10.4:   Supplemental Executive Retirement Plan Agreement,
                      entered into as of February 1, 1996, between the Company and R. Bruce Rieser, executed May 15, 1996.

     *Exhibit 10.5:   Third Amendment to Employment Agreement made effective
                      as of October 30, 1987, between the Company and Scott J
                      Wilcott, executed June 6, 1996.

     *Exhibit 10.6:   Supplemental Executive Retirement Plan Agreement, entered
                      into as of February 1, 1996, between the Company and Scott
                      J Wilcott, executed May 15, 1996.

     *Exhibit 10.7:   Third Amendment to Employment Agreement made effective as
                      of May 31, 1991, between the Company and Paul Stanford, executed June 6, 1996.

     *Exhibit 10.8:   Supplemental Executive Retirement Plan Agreement,
                      entered into as of February 1, 1996, between the Company and Paul Stanford, executed May 15, 1996.

     *Exhibit 10.9:   Supplemental Executive Retirement Plan Agreement,
                      entered into as of February 1, 1996, between the Company and H. James Gallagher, executed May 15, 1996.

     *Exhibit 10.10:  Supplemental Executive Retirement Plan Agreement,
                      entered into as of February 1, 1996, between the Company and Edward J. Kelly, executed May 15, 1996.

      Exhibit 27:     Financial Data Schedule.



(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                                        CALMAT CO.
                                        ---------------------------------------
                                        (Registrant)



Date:  August 12, 1996              By: /s/ R. Bruce Rieser
                                        ---------------------------------------
                                        R. Bruce Rieser,
                                        President and Chief Operating Officer



Date:  August 12, 1996              By: /s/ Edward J. Kelly
                                        ---------------------------------------
                                        Edward J. Kelly
                                        Senior Vice President, Treasurer
                                        and Chief Accounting Officer