Form 10-Q
period 1996-09-30
CALMAT CO
filed 1996-11-14
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM  ______________  TO ____________

        Commission File Number 1-7035

                                   CALMAT CO.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 95-0645790
(State or other jurisdiction of                                (I.R.S. employer
 incorporation or organization)                              Identification No.)

        3200 San Fernando Road, Los Angeles, California         90065
--------------------------------------------------------------------------------
           (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code                (213) 258-2777
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

23,240,312 shares of Common Stock were outstanding at November 11, 1996.

                                   CALMAT CO.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                           PAGE

        Item 1. Financial Statements

                (a)     Consolidated Balance Sheets:
                        September 30, 1996 and December 31, 1995          3

                (b)     Consolidated Statements of Operations:
                        For the Three and Nine Months Ended
                        September 30, 1996 and 1995                       4

                (c)     Consolidated Statements of Cash Flow:
                        For the Nine Months Ended
                        September 30, 1996 and 1995                       5

                (d)     Notes to the Consolidated Financial Statements    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7


PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                         10

        Signatures                                                       11

                                   CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

[CAPTION]

                                                  September 30,   December 31,
                                                      1996            1995
                                                  ------------    ------------
        ASSETS                                     (unaudited)
Current assets:
   Cash and cash equivalents                        $     853       $       -
   Trade accounts receivable, less allowance
    for discounts and doubtful accounts
    ($5,700 in 1996 and $4,570 in 1995)                69,400          62,274
   Inventories                                         13,798          11,705
   Prepaid expenses and other                           4,227           3,265
   Deferred income taxes                                9,361           9,361
   Installment notes receivable-current portion           398           7,217
                                                    ---------       ---------
        Total current assets                           98,037          93,822
Installment notes receivable and other assets          20,151          20,670
Investment in and advances to affiliates                1,293           1,236
Costs in excess of net assets of business
 acquired, net                                         50,833          52,102
Property, plant and equipment, at cost:
   Land and deposits                                  188,030         166,995
   Buildings, machinery and equipment                 493,947         465,631
   Construction in progress                            32,604          40,082
                                                    ---------       ---------
                                                      714,581         672,708
   Less: Accumulated depreciation and depletion      (294,386)       (281,008)
                                                    ---------       ---------
        Property, plant and equipment, net            420,195         391,700
                                                    ---------       ---------
        Total assets                                $ 590,509       $ 559,530
                                                    =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  25,137       $  23,753
   Accrued liabilities                                 37,323          32,687
   Notes and bonds payable - current portion            8,848             110
   Income taxes payable                                 3,421           1,403
   Dividends payable                                    2,325           2,318
                                                    ---------       ---------
        Total current liabilities                      77,054          60,271
Notes and bonds payable - long term portion            94,773          84,321
Other liabilities and deferred credits                 31,540          30,670
Deferred income taxes                                  52,980          53,119
                                                     --------       ---------
        Total liabilities                             256,347         228,381
                                                    ---------       ---------
Stockholders' Equity:
   Common stock                                        23,237          23,182
   Additional paid-in capital                          41,472          40,588
   Retained earnings                                  269,453         267,379
                                                    ---------       ---------
        Total stockholders' equity                    334,162         331,149
                                                    ---------       ---------
        Total liabilities and stockholders' equity  $ 590,509       $ 559,530
                                                    =========       =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, amounts in thousands, except per share data)


[CAPTION]

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                                  1996      1995          1996        1995
                                --------  --------      --------    --------
Revenues:
  Net sales and operating
   revenues                     $114,978  $100,254      $300,542    $267,108
  Gains on sales of real estate      832         0         2,632       3,828
  Other income                       750       608         2,724       2,927
                                --------  --------      --------    --------
                                 116,560   100,862       305,898     273,863
                                --------  --------      --------    --------

Costs and expenses:
  Cost of products sold and
   operating expenses             96,573    86,161       257,379     233,358
  Selling, general and
   administrative expenses         9,208     8,314        28,532      26,451
  Interest expense                 1,668       847         3,945       1,829
  Other expense                      516       437         1,346       1,752
  Special charge                       0         0             0       2,000
                                --------  --------      --------    --------
                                 107,965    95,759       291,202     265,390
                                --------  --------      --------    --------


Income before taxes                8,595     5,103        14,696       8,473

Federal and state income
taxes                              3,401     1,888         5,658       3,135
                                --------  --------      --------    --------

Net income                      $  5,194  $  3,215      $  9,038    $  5,338
                                ========  ========      ========    ========


Per Share Data:

Net income                      $   0.22  $   0.14      $   0.39    $   0.23
                                ========  ========      ========    ========

Weighted average shares
outstanding                       23,252    23,184        23,236      23,179
                                ========  ========      ========    ========

Cash dividends per share        $   0.10  $   0.10      $   0.30    $   0.30
                                ========  ========      ========    ========

See accompanying notes to consolidated financial statements.

                                   CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                          Nine months ended
                                                            September 30,

                                                          1996         1995
                                                        --------     --------
OPERATING ACTIVITIES:
  Net income                                            $  9,038     $  5,338
  Depreciation, cost depletion and amortization           23,309       23,008
  Other                                                   (4,649)       2,202
                                                        --------     --------
    Cash provided by operating activities                 27,698       30,548
                                                        --------     --------


INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (50,323)     (42,895)
  Proceeds from sale of real estate                        2,827       18,114
  Acquisition of business, net, of cash acquired               0      (11,682)
  Other                                                    7,162       (4,582)
                                                        --------     --------
    Cash used for investing activities                   (40,334)     (41,045)
                                                        --------     --------


FINANCING ACTIVITIES:
  Notes payable to banks                                  19,250       15,750
  Principal payments on notes and bonds payable              (60)         (30)
  Payment of cash dividends                               (6,960)      (6,947)
  Other                                                    1,259          800
                                                        --------     --------
    Cash provided by financing activities                 13,489        9,573
                                                        --------     --------

Increase/(decrease) in cash and cash equivalents             853         (924)
    Balance, beginning of period                               0        2,139
                                                        --------     --------
    Balance, end of period                              $    853     $  1,215
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

3. Included in cash at September 30, 1996 was $0.9 million of proceeds from the sale of real estate held in trust for potential tax-deferred real estate exchanges.

4. Certain prior year amounts have been restated to conform to the current year's presentation.

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported net income of $5.2 million, or $0.22 per share, for the third quarter of 1996, compared with $3.2 million, or $0.14 per share, for the prior year's third quarter. Net income was $9.0 million, or $0.39 per share, for the nine months ended September 30, 1996, compared with net income of $5.3 million, or $0.23 per share, for the comparable period in 1995. The nine-month period in 1995 includes a special charge of $1.2 million, after-tax, or $0.05 per share, related to a consolidation of certain Construction Materials operations.

Business segment information for the three and nine months ended September 30, 1996 and 1995 is as follows:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                      (unaudited, amounts in thousands)
Revenues:

Construction Materials            $109,448   $ 95,099   $284,077   $252,468
Properties - Operations              5,530      5,155     16,465     14,640
Properties - Real Estate Sales         832          0      2,632      3,828
Corporate and other                    750        608      2,724      2,927
                                  --------   --------   --------   --------
                                  $116,560   $100,862   $305,898   $273,863
                                  ========   ========   ========   ========


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1996       1995       1996        1995
                                  --------   --------   ---------   --------
                                      (unaudited, amounts in thousands)

Income before income taxes:

Construction Materials             $ 9,743    $ 5,713    $ 16,990    $ 9,020
Properties - Operations              2,658      2,274       7,486      5,817
Properties - Real Estate Sale          832          0       2,632      3,828
Corporate and other                 (2,927)    (2,503)     (8,962)    (8,170)
Interest expense                    (1,668)      (847)     (3,945)    (1,829)
Other income (expense)                 (43)       466         495      1,807
Special charge (a)                       0          0           0     (2,000)
                                   -------    -------    --------    -------
                                   $ 8,595    $ 5,103    $ 14,696    $ 8,473
                                   =======    =======    ========    =======


(a) Charge related to a consolidation of certain Construction Materials operations.

Income before income taxes by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and other includes corporate administrative expenses and support expenses not allocated to business segments. Other income (expense) includes interest income, gains/losses on sale of fixed assets and other miscellaneous items.

                                  CALMAT CO.


Construction Materials Division
-------------------------------

Sales volumes are shown below.

Amounts in Thousands (unaudited)           Three Months Ended     Nine Months Ended
--------------------                          September 30,          September 30,
                                            1996       1995         1996     1995
                                           ------     ------      -------  -------
Aggregates:
Tons sold to outside customers              4,589      3,889       12,164    9,493
Tons used in ready mixed concrete             767        800        2,331    2,158
Tons used in asphalt                        1,573      1,272        3,801    3,483
                                            -----      -----       ------   ------
                                            6,929      5,961       18,296   15,134
                                            =====      =====       ======   ======
Tons of hot-mix asphalt sold                2,297      1,968        5,448    5,338
                                            =====      =====       ======   ======
Yards of ready mixed concrete sold            630        597        1,800    1,626
                                            =====      =====       ======   ======


Revenues in the Construction Materials Division were $109.4 million in the third quarter of 1996, up $14.3 million, or 15% compared with the corresponding 1995 period, and $284.1 million in the first nine months of 1996, up $31.6 million, or 13% compared with the same period in 1995. The revenue increase for the current quarter and nine-month period was due to higher unit sales volumes for aggregates, ready mixed concrete and asphalt and higher average selling prices for aggregates and ready mixed concrete.

The Division's pre-tax income from operations was $9.7 million in the most recent quarter compared with $5.7 million in the year earlier period. The year earlier quarter included $2.1 million of incremental out-of-pocket costs incurred in connection with an organized labor strike which affected the Company's Los Angeles area operations. The improved results reflected higher earnings from aggregates and ready mixed concrete operations. Sales volumes increased 16% for aggregates and 6% for ready mixed concrete, and average selling prices increased 5% for aggregates and 3% for ready mixed concrete.
Unit production costs increased 3% for aggregates operations. Asphalt results declined during the current quarter, despite a 17% increase in sales volumes as weak prices and increasing costs caused a significant decline in gross profit margins. Asphalt unit production costs increased 5% of which approximately 30% was the result of higher liquid asphalt costs. Aggregates and asphalt sales volumes in the third quarter of 1995 were negatively impacted by the Los Angeles area organized labor strike.

The Division's pre-tax income from operations for the first nine months was $17.0 million compared with $9.0 million in the 1995 period, which included $2.1 million of incremental out-of-pocket costs incurred as a result of the Los Angeles area organized labor strike. The improved earnings largely stem from the Company's aggregates operations which had 21% higher sales volumes, 2% higher average selling prices and 2% lower unit production costs. Aggregates sales volumes increased because of higher demand in most of the Company's markets and the adverse effect of the Los Angeles area organized labor strike on 1995 volumes. Also contributing to the improved earnings were the Company's ready mixed concrete operations where sales volumes increased 11% and average selling prices increased 2%. Partially offsetting the improved results were lower earnings from asphalt operations, caused by weak prices and 6% higher unit production costs, of which 40% was the result of increased costs of liquid asphalt.

Although the California economy has begun to show signs of improvement, the southern California economy, where the Company has significant operations, has clearly lagged the rest of the state. Construction activity generally remains sluggish in most of the Company's California markets. The Company's asphalt operations in particular have been hurt by a lack of highway and street work.

                                  CALMAT CO.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.5 million in the third quarter of 1996, up $0.3 million from revenues of $5.2 million in the corresponding 1995 period, and $16.5 million in the first nine months of 1996, up $1.9 million from $14.6 million in the first nine months of 1995. The increase in the nine-month period is primarily due to increased revenues from landfill operations.

The Division's pre-tax income from operations increased to $3.5 million for the third quarter of 1996 compared with $2.3 million in the prior year's third quarter. The current quarter includes $0.8 million of gains from real estate sales compared with no gains in the prior year's quarter. Excluding real estate gains, pre-tax income from operations increased $0.4 million as improved results in developed and undeveloped properties more than offset a slight decline in landfill operations.

The Division's pre-tax income from operations increased to $10.1 million in the first nine months of 1996 compared with $9.6 million in the prior period. Gains from real estate sales of $2.6 million are included in 1996 versus gains of $3.8 million in 1995. Excluding real estate gains, pre-tax income from operations increased $1.7 million. All segments of the division delivered improved results, with landfill operations accounting for the largest share.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $0.9 million at September 30, 1996 compared with $0.0 million at December 31, 1995. Cash provided by operating activities was $27.7 million for the nine months ended September 30, 1996. Cash used for investing activities was $40.3 million, including $50.3 million for the purchase of property, plant, and equipment, offset by a decrease of installments receivable of $6.4 million, and proceeds from the sales of real estate of $2.8 million. Cash provided by financing activities was $13.5 million, including a $19.2 million net increase in debt, partially offset by cash dividends. Working capital totaled $21.0 million at September 30, 1996, down from $33.6 million at December 31, 1995. The primary reason for the decrease in working capital was the classification of $8.7 million of debt to "Current liabilities" based on scheduled maturities. Current ratios were 1.3 and 1.6 at September 30, 1996 and December 31, 1995, respectively.

Total consolidated long-term and short-term borrowings at September 30, 1996 and December 31, 1995 were $103.6 million and $84.4 million, respectively.
Debt as a percent of total capitalization was 23.7% and 20.3%, at September 30, 1996 and December 31, 1995, respectively.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)     Exhibit 27. Financial Data Schedule

(b)     No reports on Form 8-K were filed during the quarter ended
        September 30, 1996.

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CALMAT CO.
                                                    ------------
                                                    (Registrant)


Date:   November 12, 1996                       By:  /s/ R. Bruce Rieser
                                                    ----------------------------
                                                    R. Bruce Rieser
                                                    President
                                                    and Chief Operating Officer


Date:   November 12, 1996                       By:  /s/ Edward J. Kelly
                                                    ----------------------------
                                                    Edward J. Kelly
                                                    Senior Vice President,
                                                    Treasurer
                                                    and Chief Accounting Officer