Form 10-K
period 1996-12-31
CALMAT CO
filed 1997-03-31
CIK 23533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                    [ ]

   State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

$334,294,110  COMPUTED ON THE BASIS OF $18.00 PER SHARE, WHICH WAS THE LAST SALE
           PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 21, 1997.

   Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date.

   23,244,812 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF MARCH 21, 1997.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

CALMAT CO.'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE ANNUAL MEETING TO BE
                                HELD IN MAY 1997
          IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               TABLE OF CONTENTS


 ITEM
NUMBER                                                                                                        PAGE
------                                                                                                        ----
                                     PART I
Item 1.      Business........................................................................................   1
Item 2.      Properties......................................................................................   6
Item 3.      Legal Proceedings...............................................................................   6
Item 4.      Submission of Matters to a Vote of Security Holders.............................................   7

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...........................   10
Item 6.      Selected Financial Data.........................................................................   11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........   12
Item 8.      Financial Statements and Supplementary Data.....................................................   15
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............   34

                                    PART III

Item 10.      Directors and Executive Officers of Registrant.................................................   34
Item 11.      Executive Compensation.........................................................................   34
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................   34
Item 13.      Certain Relationships and Related Transactions.................................................   34

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K...............................   34
Signatures...................................................................................................   42

                                 PART I


ITEM 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

     CalMat Co. (the "Company" or "Registrant") has its corporate headquarters in Los Angeles, California and has operations throughout the state of California, in Phoenix and Tucson, Arizona, and in Albuquerque, New Mexico. The Company was formed in 1984 by the business combination of California Portland Cement Company ("CPC") and Conrock Co. ("Conrock"). Following its formation, the Company operated CPC as its Cement Division. The Company subsequently disposed of the Cement Division in an exchange transaction with Onoda California, Inc. in 1990. The Company's operations are primarily concentrated in two business segments. One business segment, the Construction Materials Division, is engaged in the manufacture, production, distribution and sale of construction materials: aggregates (crushed rock, sand and gravel), hot-mix asphalt and ready mixed concrete. This business segment experiences fluctuations with general levels of activity in the construction industry and with weather-related construction delays, which normally occur during the first and fourth quarters each year. The other business segment, the Properties Division, is engaged in the ownership, leasing and management of industrial and office buildings, the ownership and leasing of undeveloped real property and sales of real property.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about the Company's business segments for the years ended December 31, 1996, 1995 and 1994 is incorporated in Note 11 of the "Notes to Consolidated Financial Statements," located on pages 30 and 31 of this Annual Report on Form 10-K.


NARRATIVE DESCRIPTION OF BUSINESS

     CONSTRUCTION MATERIALS DIVISION

     The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Included within this Division is Western Environmental Contracting, Inc., a wholly owned subsidiary that provides soil remediation, crushing and contracting services. The Division operates aggregates processing plants at 32 locations in the major markets of Southern and Central California, the San Francisco Bay Area, Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. The Division also operates asphalt plants at 35 locations in the same markets as the aggregates processing plants, but in addition, also operates in the Sacramento area. Of the 35 hot-mix locations, 20 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 25 locations in the same markets as the aggregates processing plants, except for the Los Angeles and the San Francisco Bay Area. Of the 25 ready mixed concrete locations, 13 are sites which also have aggregates processing plants. Examples of projects to which the Company will supply aggregates, asphalt and/or ready mixed concrete in 1997 include: in California, the Alameda Corridor project, a $1.8 billion venture connecting downtown Los Angeles to the Long Beach/Los Angeles Harbor areas via new rail lines and major street improvements, the Light Rail Transit line from downtown San Diego to Jack Murphy Stadium, the new San Diego prison, California's Highway 15 expansion and the Bay Area's Cypress Structure; in Arizona, the new Banc One ballpark for Phoenix's first professional baseball team; and, in New Mexico, Albuquerque's nitrogen processing facility, an expansion to its water treatment plant.

     Aggregates

     The Company operates aggregates processing plants at 32 locations, serving Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara and San Francisco Bay areas of California; Phoenix and Tucson, Arizona and Albuquerque, New Mexico. The Company believes it is the largest supplier of construction aggregates in the greater Los Angeles area. During 1996, the Company sold 24.5 million tons of aggregates, representing less than half of the Company's annual maximum production capacity. As of December 31, 1996, the Company had estimated aggregates reserves of approximately 1.9 billion tons, located near the major urban centers of the markets it serves. A schedule of the Company's estimated aggregates reserves is found on page 40 of this Annual Report on Form 10-K. The Company owns (or has long-term leases or options for) all of the properties on which its reserves are located, and in all cases where required by law, the Company obtains permits from various governmental authorities prior to the commencement of its mining activities. Approximately 53% of the Company's total reserves are either fully permitted or in the process of being permitted. As is typical of major aggregates producers with a number of production facilities, the currently permitted reserves at the Company's quarries, expressed in terms of years of production at historical rates, varies widely. In the Company's case, permitted reserves vary from approximately two to three years at several older facilities to 20 years or more at many others. The Company has permitting or alternative production plans for all of its sites where reserves could be depleted in less than 10 years, and believes that its current reserves position provides it with a significant long-term competitive advantage.

     To further assure sufficient reserves and adequate facilities to meet future demand, the Company continues to add new aggregates reserves. In 1996, the Company acquired a 611-acre site in south San Diego County, which is expected to yield 30 million tons of aggregates reserves. Also, in 1996 the Company purchased the 2,000-acre San Emigdio reserves near Bakersfield, California. The Company believes that San Emigdio contains enough aggregates to meet the needs of this growing area for many years. During 1995, the Company purchased its joint venture partner's 50% share of the partnership which owns Azusa Rock, Inc., located ten miles from Los Angeles, to become the sole owner of this 120-million ton reserve. In March 1994, the Company was awarded a contract to remove 18 million tons of rock, sand and silts from Irvine Lake in Orange County, California where commercial aggregates production has recently commenced. In addition, the Company obtained permits for more than 50 million tons of sand and gravel near San Bernardino, California in 1993, which should allow the Company to meet the needs of that region for several decades.


     Hot-Mix Asphalt

     The Company believes that its asphalt operation, known by the trade name Industrial Asphalt, is one of the largest suppliers of hot-mix asphalt to the construction industry nationwide, and the Company believes it is the largest such supplier in California. The Company produces and supplies asphalt and related specialty products. Unlike most of its competitors, the Company undertakes paving work on a limited basis, and does not directly compete with its customers, who are principally contractors engaged in the paving business.

     The primary source of revenue from asphalt operations is from the sale of hot-mix asphalt. Hot-mix asphalt consists by volume of approximately 95% aggregates and 5% liquid asphalt (a refined petroleum product). Of the 35 Company locations with asphalt facilities, 20 are sites that also have aggregates processing plants and/or ready mixed concrete plants. This proximity provides the Company with a competitive advantage in those markets due to the availability of aggregates and transportation cost savings. At all other asphalt plants, more than one source of aggregates is available, and at all asphalt plants, more than one source of liquid asphalt is available.

     In addition, the Company operates 14 asphalt recycling systems at its major plants that recover aggregates and oil from asphalt that has been salvaged from roads and other surfaces. Used in the production of new asphalt paving, the recovered aggregates and oil offer substantial cost savings, strengthen the Company's ability to secure public projects, and provide a high return on investment.

     During 1996, the Company began operating its new asphalt plant at Romoland in Riverside County, California. Also during 1996, the Company's Phoenix operation replaced its asphalt plant with a new plant that provides improved production capabilities and environmental benefits. The Company also entered into a lease option on a new asphalt plant at the Higley facility in the eastern Phoenix Valley.

     The Company also manufactures related specialty products, including GUARDTOP(R), a coating material used for sealing asphalt pavement to prevent water damage and surface erosion. Under a license agreement, the Company is the exclusive distributor in metropolitan Los Angeles of PETROMAT(R), a polypropylene reinforcing fabric used in the resurfacing of pavement. The Company also maintains a fleet of paving machines and specialty paving equipment which it rents, along with qualified operators, to contractors.

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

     In 1996, the Company purchased the assets of a small ready mixed concrete company in Central California, now operating under the Company's subsidiary, Triangle Rock Products, Inc., giving the Company entry into the south Fresno market.


     PROPERTIES DIVISION

     CalMat's 36,000 acres of fee owned and leased lands are managed and overseen by the Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

     Key to the land management cycle is a strategy that encompasses a variety of post-mining uses such as agriculture, native habitat restoration, water conversation and commercial, residential and industrial development. Reclaimed property is typically subdivided into lots and developed by the Company or sold in lot parcels to developers once necessary zoning and permits are obtained. Currently, the Company owns approximately 800,000 square feet of office and industrial buildings, of which approximately 550,000 square feet are adjacent to mining and processing operations.

     As part of the Company's restructuring in 1988, the Company decided to discontinue its business of developing industrial and office buildings. Since that time, the Company has sold 35 such buildings (totaling approximately 1.8 million square feet). As market conditions permit, the Company intends to dispose of its remaining commercial and industrial developments, except for certain industrial buildings that buffer the Company's mining and production operations. The Division currently operates ten landfills and expects to develop one additional landfill site in 1997. All of the Company's existing and planned landfills are designed and have permits to accept only non-hazardous construction rubble.

     COMPETITIVE CONDITIONS

     The aggregates operations and the ready mixed concrete operations have numerous competitors in each of their markets, but generally the aggregates operations have fewer competitors than the ready mixed concrete operations. A majority of the ready mixed concrete business is obtained by competitive bid.
In addition to competitive pricing, the Company's other methods of meeting competition include providing higher levels of service and higher quality products to its customers. Most of the Company's aggregates are delivered to customers by third-party haulers. The Company consumes a portion of its aggregates production in the manufacturing of ready mixed concrete, and supplies a portion of its production to its asphalt operations for use in the production of hot-mix asphalt. Other sources of raw materials, such as cement used in ready mixed concrete, are readily available.

     The Company's asphalt operations have more than one competitor in each market and have several competitors in most markets. These operators compete for business through price, quality and service to customers.

     In 1987, the Company entered into a ten-year consent decree with the United States Department of Justice limiting its ability to acquire additional asphalt operations in the greater Los Angeles area, western San Diego County and other specified areas of Southern California. The 1995 acquisition of the Carroll Canyon asphalt plant was completed with the consent of the Justice Department.


     REGULATIONS AND EMPLOYEES

     Regulations

     Substantial time and resources are expended by the Company to comply with local, state and federal regulations for land use, health and safety, air pollution and other environmental matters. This is essential because changes in the enforcement of existing regulations or the addition of new laws and regulations may require the Company to modify, supplement or replace equipment or facilities.

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

     Because of the nature of the Company's business, both the Occupational Safety and Health Administration (OSHA) and the Mine Safety and Health Administration (MSHA) have jurisdiction over its safety standards and controls. The Company expends considerable effort to train, inspect, report and enforce OSHA and MSHA requirements.

     The Company has been successful in obtaining zoning approvals and other required permits from local governing bodies allowing the mining of aggregates and the conducting of the Company's other businesses. The state, county and city governing bodies within California, Arizona and New Mexico continue to adopt new laws and regulations relating to land use. Some of these laws and regulations, including but not limited to the California Endangered Species Act, may lead to attempts by special interest groups to reduce or restrict the Company's use of its properties.


     Employees and Other Labor Information

     The Company had 1,776 full-time employees as of December 31, 1996. Of these, 523 were salaried and 1,253 were hourly.

     The Company is party to 27 collective bargaining agreements covering an aggregate of 898 employees. Ten (10) of these agreements, covering an aggregate of 201 employees, are currently being negotiated, including one with its Teamster employees in Bakersfield and one with its Operating Engineer employees in San Diego. If the Company is unable to reach negotiated settlements for either of these contracts, it is likely that a strike would occur. A strike, should one occur, will depress volumes and cause plant efficiencies to suffer.

     In July 1995, a labor strike by Southern California's I.U.O.E. Local 12 members affected 141 asphalt and aggregates employees. Of those employees, 97 remain on strike but are not included in the total number of employees of the Company. The work has been performed by a combination of new and returning workers since 1995.

     In January 1997, the National Labor Relations Board certified the results of an election decertifying Operating Engineers Local 12 as the bargaining representative of the Company's 47 employees working in its 21 asphalt plants located in Southern California. These plants are now being operated as non-union.

     In January 1997, a two-week labor strike by San Diego, California's Teamster members, affecting 61 Teamster and 51 Operating Engineer aggregates and ready mixed concrete employees, caused the Company to experience temporary volume losses and higher costs.

     The Company is negotiating new contracts with two other Operating Engineers local unions to succeed those which expired in 1996 for its California locations in the City of Sanger (aggregates plant with 11 employees) and two of the Properties Division's landfill facilities in the County of Los Angeles (2 employees). In addition, the Company has ten (10) contracts with other local unions (Teamsters, Operating Engineers, Laborers, and Electricians) that expire in 1997 covering an aggregate of 239 employees.


     OTHER

     In 1990 Onoda California, Inc., ("Onoda") and the Company consummated a transaction whereby the Company distributed to Onoda all of its shares of stock in CPC in exchange for certain shares of stock of the Company that were then held by Onoda. In addition, prior to 1990, certain other related transactions were accomplished, including the Company's contribution of certain assets to CPC and CPC's distribution of all of its shares of stock in one of its subsidiaries to the Company (along with the Company's distribution of the CPC stock to Onoda, the "Onoda Transactions"). The Onoda Transactions were reported as tax-free transactions for federal income tax purposes. Based on an analysis of the tax law in effect at the time of the Onoda Transactions, the Company believes that this treatment of the Onoda Transactions is correct, and has not established financial statement reserves for this matter. The Internal Revenue Service (the "IRS"), is now examining the Onoda Transactions. There can be no assurance that the IRS will not challenge the Company's position regarding the proper tax treatment of the Onoda Transactions. If the IRS does challenge the Company's position and is ultimately successful in denying the Company's treatment of the Onoda Transactions, the resulting tax liability would have a material adverse effect on the Company's financial position.

     As is the case with other companies in the same industries, the Company's products contain varying amounts of crystalline silica, a common mineral that is a component of most sands. Excessive, prolonged inhalation of very small particles (principally those less than ten microns in size) of crystalline silica has been associated with non-malignant lung disease. In 1987, the carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer ("IARC") and later by the National Toxicology Program. The IARC found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." However, in October 1996, an IARC working group voted 10 to 7 to reclassify crystalline silica as a "Group One" substance, considered to be a human carcinogen. The IARC Report will be finalized in 1997 and is expected to be relied upon by OSHA and MSHA. In anticipation of new federal requirements resulting from the IARC Report, the Company has added the appropriate warnings to all of its sales documents, posted warnings at affected sites, and is currently revising all Material Safety Data Sheets (MSDSs) and developing information packets for affected employees. The Company is not a party to any litigation regarding crystalline silica.

ITEM 2.  PROPERTIES


PLANT FACILITIES

     See "Item 1. Business" on page 1 of this Annual Report on Form 10-K for additional information relating to these properties.

     The Company makes a practice of leasing idle land which has been obtained for its aggregates reserves during periods when the land is not used for operations. During 1996, approximately 152 leases covering more than 1,400 acres were in effect. These leaseholds were used for farming, storage locations and other uses. Additionally, the Company owns approximately 800,000 square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates operations and buffer the adjacent mining and processing operations. A total of 36,111 acres are owned or leased by the Company.

     See "CalMat Co., Property Owned and Leased" on page 39 of this Annual Report on Form 10-K for additional information relating to these properties.


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

     To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA issued a Remedial Investigation Report in October 1994. A Feasibility Study, upon which the final remedy will be based, is currently expected to be issued in the near future.

     Because, among other things, the EPA has yet to select a final remedy for the site and the Company's share of any liability is undetermined, the ultimate outcome of this action cannot be predicted with certainty. The Company believes, however, that this matter will be resolved without a material adverse effect on its financial position. The Company's belief is based on its position that the waste attributed to it at the site were not hazardous, its extremely small share of the waste at the site and the large number of other defendants, and its belief that it has recourse to insurance coverage for at least a substantial portion of any resulting liability.

     In a related development, the Company was among 150 defendants named in a civil action filed in September 1994 in Superior Court in Los Angeles, California by approximately 100 individuals, alleging personal injuries and property damage arising from the existence and operation of the Operating Industries landfill site. The complaint seeks "general, special and punitive" damages "according to proof" at time of trial. The Company contends that it has no liability in this matter. However, the ultimate outcome of this action for the Company cannot be predicted because the case is still in the preliminary stages of development, there are a large number of parties alleged to be involved, the damages, if any, will likely be apportioned between any defendants found to be responsible, and there exists the potential for insurance coverage.


     San Gabriel Valley Superfund Area

     The EPA has named the Company and more than 300 other entities as "potentially responsible parties" ("PRPs") under CERCLA in connection with alleged groundwater contamination at four sites designated as San Gabriel Valley Areas 1 to 4 in Los Angeles County, California (the "Sites"). In January 1995, the Company received a letter from the EPA advising it that the EPA does not plan to ask the Company to participate in the clean up of the regional groundwater contamination at the Sites.


     San Fernando Valley Superfund Area

     The EPA named the Company as a PRP under CERCLA in connection with ongoing containment and remediation being conducted pursuant to an EPA Record of Decision issued in 1987 for the San Fernando Valley Area 1 Superfund Site, North Hollywood Operable Unit. The Company was named as a defendant in joint cost recovery actions filed by the EPA and the California Department of Toxic Substance Control in the United States District Court, Central District of California. Subsequently, the Company, with other PRPs, entered into a Partial Consent Decree that was approved by the Court in July 1996 and resulted in dismissal of the Company from the actions.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected by the Board of Directors annually, and serve at the pleasure of the Board or until their successors are qualified and elected. The following is a list of executive officers of the Company:

     NAME                                OFFICE
     ----                                ------

A. FREDERICK GERSTELL      Chairman of the Board and Chief Executive Officer

Mr. Gerstell, 59, has held the office of Chairman of the Board and Chief Executive Officer of the Company since July 1996. He previously served as Chairman, President, Chief Executive Officer and Chief Operating Officer. He became Chairman of the Board in January 1991. He served as President and Chief Executive Officer from 1988 through 1990. From 1984 to 1988, he served as President and Chief Operating Officer. Prior to the formation of the Company by the merger of Conrock and CPC in 1984, he was President and Chief Operating Officer of CPC and employed by CPC from 1975.

R. BRUCE RIESER            President and Chief Operating Officer

Mr. Rieser, 46, was elected to his current position in July 1996. From December 1995 to July 1996, he served as Executive Vice President, Construction Materials. From March 1995 to December 1995, he served as Senior Vice President, Construction Materials. Before joining the Company, he was employed by Southwest Construction Materials & Services, a division of Beazer USA/Hanson, where he served as President from 1992. Prior to that, he served as Vice President/General Manager of Beazer USA, San Diego Division, from March 1990.

SCOTT J  WILCOTT           Executive Vice President, Law and Property

Mr. Wilcott, 59, was elected to his current position in August 1990. He also serves as President of CalMat Properties Co., a subsidiary of the Company. In 1989, he served as Executive Vice President, General Counsel and Secretary of the Company. From 1984 to 1989, he served as Senior Vice President, Legal Counsel and Secretary. From 1968 until the formation of the Company in 1984, Mr. Wilcott was employed by Conrock.


PAUL STANFORD              Executive Vice President, General Counsel and
                           Secretary

Mr. Stanford, 54, was elected to his current position in August 1996. From February 1995 to August 1996, he served as Executive Vice President - Administration, General Counsel and Secretary. From June 1993 until February 1995, he served as Senior Vice President - Administration, General Counsel and Secretary. From August 1990 until June 1993, he served as Vice President, General Counsel and Secretary. Before joining the Company, from 1981, he was engaged in the practice of business law with the firm of Paul, Hastings, Janofsky & Walker.

H. JAMES GALLAGHER         Executive Vice President, Finance, Chief Financial
                           Officer and Treasurer

Mr. Gallagher, 50, was elected to his current position in November 1996. From August 1993 to November 1996, he served as Executive Vice President, Finance and Chief Financial Officer. From 1987 to August 1993, he served concurrently as Executive Vice President, Chief Financial Officer and Director of Pacific Enterprises Oil Co., and Senior Vice President, Chief Financial Officer and Director of Pacific Interstate Company. He previously served as Vice President, Controller and Chief Financial Officer of Pacific Interstate Company from 1979, and Manager of Internal Audits of Pacific Enterprises, Inc. from 1975.

EARL G. ANDERSON, JR.      Executive Vice President, Construction Materials

Mr. Anderson, 50, was elected to his current position in August 1996. From May 1995 to August 1996, he served as Director of Special Projects, Construction Materials, where he was responsible for acquisition-related projects and the Company's subsidiary, Western Environmental Contracting, Inc. Prior to joining the Company in May 1995, Mr. Anderson served for over thirty years with Sully-Miller/Blue Diamond and Kaiser Materials Corporation, divisions of Beazer USA/Hanson.

EDWARD J. KELLY            Senior Vice President, Corporate Development

Mr. Kelly, 41, was elected to his current position in November 1996. From January 1994 to November 1996, he served as Senior Vice President, Treasurer and Chief Accounting Officer. He served as Senior Vice President, Controller and Chief Accounting Officer from June 1993 to January 1994. From December 1990 until June 1993, he served as Vice President and Controller. He was employed by Superior Industries International, Inc., a manufacturer of automotive products, as Vice President, Corporate Controller and Secretary, from 1985 to 1990.

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


                                                      Dividends
          Period               High       Low         Declared
          ------               ----       ---         --------

     1996
          First Quarter       18 3/4      17 1/4       $.10
          Second Quarter      18 7/8      16 3/8        .10
          Third Quarter       18 3/4      16 3/4        .10
          Fourth Quarter      19 3/4      18            .10

     1995
          First Quarter       19 1/8      17           $.10
          Second Quarter      21 3/8      18 1/4        .10
          Third Quarter       20 5/8      17 1/4        .10
          Fourth Quarter      18 7/8      16 3/8        .10


At December 31, 1996, there were 956 holders of record of the Company's Common Stock, $1 par value.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                    For the years ended December 31,
                                                        ----------------------------------------------------------
(Amounts in thousands, except per share data)              1996        1995         1994        1993       1992
------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales and operating revenues                         $399,083    $370,313     $365,243    $348,413    $347,282
Net gains on sale of real estate                            5,500       4,133        7,678       2,081         453
Total revenues                                            407,895     378,182      376,797     353,506     350,260
Gains from disposal of assets held for sale                    --          --           --          --       1,786
Income (loss) from continuing operations
 before income taxes and cumulative effect
 of change in accounting principle /(a)/                   15,178     (36,858)      29,609      14,897     (17,506)
Federal and state income taxes                              5,844     (15,487)      10,881       6,600      (7,002)
Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle                                       9,334     (21,371)      18,728       8,297     (10,504)
Cumulative effect of change in accounting
 principle                                                     --          --           --         919      (6,000)
Net income (loss)                                           9,334     (21,371)      18,728       9,216     (16,504)

Per Share Data
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                       .40        (.92)         .81         .36        (.45)
Cumulative effect of change in accounting principle            --          --           --         .04        (.26)
Net income (loss)                                             .40        (.92)         .81         .40        (.71)
Weighted average number of shares outstanding
   during year                                             23,245      23,176       23,224      23,117      23,242
Cash dividends declared                                     9,282       9,264        9,256       9,244      14,800
Regular dividends per share                                   .40         .40          .40         .40         .64

Balance Sheet Data
Total assets                                             $600,716    $559,530     $572,837    $604,895    $597,240
Working capital                                            52,702      33,551       34,882      38,916      34,003
Long-term debt                                            116,233      84,321       68,694     109,635     131,129
Stockholders' equity                                      332,192     331,149      361,104     351,046     350,687
Stockholders' equity per share at year end                  14.29       14.29        15.55       15.19       15.19

(a) 1995 includes $47.0 million of special charges related to adoption of SFAS 121, the accounting standard for impairment of long-lived assets ($45.0 million) and costs related to a management consolidation within construction materials operations ($2.0 million). 1992 includes $26.1 million of special charges related to the consolidation of certain construction materials operations ($11.1 million) and the write down of the book value of certain developed real estate ($15.0 million). Excluding these charges, income from continuing operations before income taxes and cumulative effect of change in accounting principle would have been $10.1 million and $8.6 million for 1995 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in connection with the consolidated financial statements.


RESULTS OF OPERATIONS

     The Company's market areas showed economic improvement during 1996, however product demand was negatively impacted by a slow construction market recovery in Southern California. Construction Materials Division earnings were higher than in 1995, due to increases in aggregates and ready mixed concrete, partially offset by decreases in asphalt. All segments of the Properties Division delivered improved results in 1996.

     The Company reported net income of $9.3 million, or $0.40 per share, for 1996, compared with a net loss of $21.4 million, or $0.92 per share, for 1995. The 1995 results included a non-cash charge of $26.5 million, or $1.14 per share, to adopt the accounting standard for impairment of long-lived assets (SFAS 121), and a charge of $1.2 million, or $0.05 per share, related to a management consolidation within the Company's construction materials operations. Excluding these special charges in 1995, net income would have been $6.3 million, or $0.27 per share.

     Net income in 1995, excluding the special charges, was $6.3 million, or $0.27 per share, compared with net income of $18.7 million, or $0.81 per share, for the year ended December 31, 1994. Record rainfall and related flooding in the Company's California markets early in the year and a labor strike which affected most of the Los Angeles area construction materials operations had a pronounced negative impact on 1995 results. Construction Materials Division earnings were lower than in 1994, due to decreases in aggregates and asphalt, partially offset by increases in ready mixed concrete. Properties Division earnings were also lower than in 1994, due to lower gains on sale of real estate, a decline in income from developed properties caused by sales of such properties and a decrease in income from landfill operations.


CONSOLIDATED REVENUES AND EARNINGS

     Total revenues amounted to $407.9 million, $378.2 million and $376.8 million in 1996, 1995 and 1994, respectively. Included in total revenues are gains from real estate sales of $5.5 million, $4.1 million and $7.7 million in 1996, 1995 and 1994, respectively. Net sales and operating revenues, which excludes gains on sale of real estate and other income, of $399.1 million in 1996 were up $28.8 million, or 7.8%, compared with $370.3 million in 1995. The increase was primarily due to higher sales volumes and average sales prices for aggregates and ready mixed concrete operations. Net sales and operating revenues were up $5.1 million, or 1.4%, in 1995 compared with 1994. Cost of goods sold as a percentage of net sales and operating revenues was 87.0% in 1996 compared with 88.2% in 1995. This percentage was 83.4% in 1994.

     Interest expense increased $3.3 million in 1996 compared with 1995, due primarily to higher levels of average debt outstanding. Interest expense decreased $1.8 million in 1995, compared with 1994, primarily because of a decrease in the average borrowings.

     Income (loss) before incomes taxes was $15.2 million in 1996, versus ($36.9) million in 1995. The 1995 amount includes special charges of $47.0 million related to SFAS 121 ($45.0 million) and costs related to a management consolidation within the construction materials operations ($2.0 million). Excluding these special charges, income before income taxes was $10.1 million. The 1996 increase from 1995, excluding special charges in 1995, consists mainly of improvements in earnings of the Construction Materials Division of $6.8 million, of which $3.3 million was due to incremental out-of-pocket labor strike costs incurred in 1995, and the Properties Division of $3.6 million, of which $1.4 million was due to increased gains on sales of real estate. Income before income taxes, excluding special charges, was $10.1 million in 1995, down from $29.6 million in 1994. The decrease consists of declines in earnings of the Construction Materials Division and Properties Division of $13.9 million and $6.3 million, respectively.

     Selling, general and administrative expenses increased $1.9 million, or 5.3%, in 1996 compared with 1995, which in turn increased $1.3 million, or 3.8%, from the 1994 level.

     The effective tax rate in 1996 was 38.5% compared with 42.0% in 1995 and 36.7% in 1994. The 42.0% in 1995 is due primarily to the fact that the SFAS 121 charge was tax effected at 41.1%, the combined federal and state statutory rate. Excluding the SFAS 121 charge, the effective tax rate in 1995 was 37.0%.


OPERATING DIVISIONS

     CONSTRUCTION MATERIALS DIVISION

     The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The Division operates aggregates processing plants at 32 locations in the major markets of Southern and Central California and the San Francisco Bay Area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. The Division also operates asphalt plants at 35 locations in the same markets as the aggregates processing plants, but in addition, also operates in the Sacramento area. Of the 35 hot-mix locations, 20 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 25 locations in the same markets as the aggregates plants, except for the Los Angeles and San Francisco Bay areas. Of the 25 ready mixed concrete locations, 13 are sites which also have aggregates processing plants.

     As shown in the following table, 1996 aggregates and ready mixed concrete sales volumes increased from 1995. Aggregates sales volumes increased in part because 1995 volumes were depressed by an organized labor strike in the Los Angeles market area. Volumes in 1995 decreased from 1994, primarily due to the labor strike and record rainfall in California in early 1995.


CONSTRUCTION MATERIALS - SALES VOLUMES


(Amounts in thousands)                       1996     1995     1994
--------------------------------------------------------------------
Aggregates:
     Tons sold to outside customers         16,362   13,682   16,878
     Tons used in ready mixed concrete       3,094    2,958    2,635
     Tons used in asphalt                    5,052    4,830    5,077
                                            ------------------------
                                            24,508   21,470   24,590
                                            ------------------------
Tons of hot-mix asphalt sold                 7,340    7,386    7,539
                                            ------------------------
Yards of ready mixed concrete sold           2,364    2,241    1,946
                                            ========================

     Overall Division revenue of $377.5 million was up 7.7% from 1995's revenue of $350.5 million, which was up 2.8% from 1994's revenue of $340.8 million. The increase in 1996's revenue was primarily due to higher sales volumes and average sales prices for aggregates and ready mixed concrete. The increase in 1995's revenues resulted from higher average sales prices for ready mixed concrete and asphalt and higher volumes for ready mixed concrete.

     Gross profit for aggregates in 1996 increased $6.2 million due to the combination of 14% higher sales volumes, 3% higher average sales price and slightly lower unit production costs. Ready mixed concrete gross profit increased $1.7 million in 1996 due to a 5% increase in unit sales volumes and a 2% increase in average sales price. Asphalt gross profit declined by $6.0 million in 1996, due to 6% higher unit production costs, of which one-half was the result of increased costs of liquid asphalt and natural gas.

     In 1995, the average sales price of aggregates was virtually unchanged from 1994. Gross profit for aggregates in 1995, excluding incremental out-of-pocket strike costs, decreased $4.4 million due to the combination of a 6% volume
decline and 5% higher unit production costs.   Asphalt gross profit in 1995,
excluding incremental out-of-pocket strike costs, declined by $4.9 million due to the combination of a 2% volume decline and 8% higher unit production costs, partially offset by a 3%increase in average sales price. Gross profit for ready mixed concrete increased $1.8 million due to a 15% increase in unit sales volumes and a 2% increase in average sales price, partially offset by 2% higher unit production costs. Income from soil remediation operations declined $2.0 million in 1995 from 1994 levels due to a substantial reduction in volumes processed.

     Selling, general and administrative expenses increased 1.8% in 1996 from the 1995 level, which in turn had increased 1.7% from 1994. Income from operations increased to $17.1 million in 1996 from $10.3 million in 1995 which had decreased from 1994's level of $24.2 million.


     PROPERTIES DIVISION

     CalMat's 36,000 acres of fee owned and leased lands are managed and overseen by our Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

     Income from operations was $14.9 million in 1996 compared with $11.2 million in 1995. Included in 1996 are gains from real estate sales of $5.5 million versus gains of $4.1 million in 1995. Excluding real estate gains, Properties Division income from operations increased $2.3 million. All segments of the Properties Division delivered improved results in 1996.

     Income from operations was $11.2 million in 1995 compared with $17.6 million in 1994. Excluding real estate gains, Properties Division income from operations decreased $2.8 million. The decrease was due to a $1.2 million decline in income from developed properties due to sales of such properties, and a $0.9 million decrease in income from landfill operations due, in part, to the adverse weather in California in early 1995 and an unusually large contract in Arizona in 1994.


ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental laws and regulations which require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites. Generally, the Company's exposure has been limited to soil contamination from underground fuel tanks or fuel spillage rather than exposure resulting from generation of hazardous waste, although it is a "named party" at one federal Superfund site.

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

     During 1996, the Company charged to income $0.9 million before tax for environmental remediation costs and made related payments of $0.8 million. At December 31, 1996, the reserve for environmental remediation costs totaled $5.5 million. The amount reserved represents the estimated undiscounted costs which the Company will incur to remediate sites with known contamination. No potential insurance recoveries have been offset against the reserve. Substantially all amounts accrued are expected to be paid out over the next five years.


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Cash and cash equivalents increased $17.1 million in 1996, mainly due to proceeds received from a private placement of long-term debt in 1996. Cash and cash equivalents decreased $2.1 million in 1995 compared to 1994.

     Operating activities are the principal source of CalMat's cash flows. Over the past three years, operating activities have provided $125.1 million in cash. Net cash of $37.2 million generated from operating activities in 1996 was $6.6 million less than in 1995. Net cash of $43.8 million generated from operating activities in 1995 was essentially unchanged from 1994.

     Cash used for investing activities totaled $35.5 million in 1996, a $18.1 million decrease from 1995. The primary reasons for this change were the 1995 acquisition of the remainder of a business previously partially owned for $11.7 million, decreases in installments notes receivable of $11.3 million, decreased spending on property, plant and equipment of $2.6 million, partially offset by a decrease in proceeds from sale of real estate of $7.1 million. Cash used for investing activities totaled $53.6 million in 1995, a $51.9 million increase from the 1994 level. The primary reasons for this change were increased spending on property, plant and equipment of $31.1 million, the acquisition of the remainder of a business previously partially owned for $11.7 million, and increases in installment notes receivable of $6.9 million.

     Net cash provided by financing activities amounted to $24.0 million in 1996, a $16.4 million increase from the $7.6 million provided by financing activities during 1995. The primary reason for the increase is $115.0 million in proceeds from issuance of senior notes in 1996; offset by $48.0 million in net payments on notes payable to banks in 1996 and $35.0 million in payments on senior notes in 1996. Net cash provided by financing activities amounted to $7.6 million in 1995, a $58.4 million change from the $50.8 million used for financing activities during 1994. The primary reason for this change was a $15.8 million net increase in notes payable in 1995 compared with $42.5 million in net payments on notes payable in 1994.

     Capital expenditures decreased in 1996 to $54.3 million from $57.0 million in 1995. Capital expenditures increased in 1995 to $57.0 million from $25.8 million in 1994, which was largely due to expansion projects, including the construction of mining and processing facilities located at Irvine Lake in Orange County, California, two new asphalt plants in Southern California and a portable aggregates crushing plant. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1997.

     During 1996, 1995 and 1994, the Company paid $9.3 million in cash dividends.


     WORKING CAPITAL

     Working capital totaled $52.7 million at December 31, 1996, a $19.2 million increase from the 1995 level of $33.6 million. The increase was mainly due to an increase of $25.8 million in cash and a decrease of $3.5 million in accounts payable, partially offset by decreases in trade accounts receivable of $9.7 million and installment notes receivable of $6.9 million. Working capital totaled $33.6 million at December 31, 1995, a $1.3 million decrease from the 1994 total of $34.9 million.


     OTHER

     Total consolidated long-term and short-term borrowings at December 31, 1996 of $116.3 million increased $31.9 million from the balance at December 31, 1995 of $84.4 million, which had in turn increased $15.6 million from the balance at December 31, 1994 of $68.8 million. Debt as a percent of total capitalization was 25.9% and 20.3% at December 31, 1996 and 1995, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The location in this Form 10-K of the Company's Consolidated Financial Statements, Financial Statement Schedule and Selected Quarterly Financial Data are set forth in the "Index" on page 16 hereof.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                 PAGE NUMBER

   Report of Independent Accountants..............................   17

   Consolidated Balance Sheets as of December 31, 1996 and 1995...   18

   Consolidated Statements of Operations for the
   three years ended December 31, 1996, 1995, and 1994............   19

   Consolidated Statements of Cash Flow for the
   three years ended December 31, 1996, 1995, and 1994............   20

   Consolidated Statements of Stockholders' Equity
   for the three years ended December 31, 1996, 1995, and 1994....   21

   Notes to Consolidated Financial Statements.....................   22

   Financial Statement Schedule:

      II - Valuation and Qualifying Accounts and Reserves.........   33

   Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
CalMat Co.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of CalMat Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the related financial statement schedule as listed in the index on page 16 of this Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalMat Co. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.


                                                         Los Angeles, California
                                                               February 28, 1997

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                          ----------------------------
(Amounts in thousands, except share data)                                                   1996                 1995
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                               $ 17,127            $     --
  Cash held in trust for section 1031 exchanges                                              8,648
  Trade accounts receivable, less allowance for discounts and
    doubtful accounts ($5,309 in 1996 and $4,570 in 1995)                                   52,558              62,274
  Income taxes receivable                                                                    1,395                  --
  Inventories                                                                               13,972              11,705
  Prepaid expenses                                                                           4,335               3,265
  Deferred income taxes                                                                     11,867               9,361
  Installment notes receivable                                                                 337               7,217
                                                                                          --------            --------
    Total current assets                                                                   110,239              93,822
Installment notes receivable and other assets                                               27,237              20,670
Investment in and advances to affiliates                                                     1,365               1,236
Costs in excess of net assets of businesses acquired, net                                   50,410              52,102
Property, plant and equipment:
  Land and deposits                                                                        183,516             166,995
  Buildings, machinery and equipment                                                       495,320             465,631
  Construction in progress                                                                  31,763              40,082
                                                                                          --------            --------
                                                                                           710,599             672,708
Less: accumulated depreciation and depletion                                              (299,134)           (281,008)
                                                                                          --------            --------

Property, plant and equipment, net                                                         411,465             391,700
                                                                                          --------            --------
    Total assets                                                                          $600,716            $559,530
                                                                                          ========            ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                        $ 20,208            $ 23,753
  Accrued liabilities                                                                       34,905              32,687
  Notes and bonds payable - current portion                                                    100                 110
  Income taxes payable                                                                          --               1,403
  Dividends payable                                                                          2,324               2,318
                                                                                          --------            --------
    Total current liabilities                                                               57,537              60,271
Notes and bonds payable - long term portion                                                116,233              84,321
Other liabilities and deferred credits                                                      38,429              30,670
Deferred income taxes                                                                       56,325              53,119
                                                                                          --------            --------
    Total liabilities                                                                      268,524             228,381
                                                                                          --------            --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $1; authorized 5,000,000 shares;
    none issued or outstanding
  Common stock, par value $1; authorized 100,000,000 shares;
     issued and outstanding 23,240,312 shares in 1996 and 23,182,312 shares in 1995         23,240              23,182
  Additional paid-in capital                                                                41,521              40,588
  Retained earnings                                                                        267,431             267,379
                                                                                          --------            --------
    Total stockholders' equity                                                             332,192             331,149
                                                                                          --------            --------
    Total liabilities and stockholders' equity                                            $600,716            $559,530
                                                                                          ========            ========


      The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the years ended December 31,
                                                    ---------------------------------
(Amounts in thousands, except per share data)         1996        1995        1994
-------------------------------------------------------------------------------------
Revenues:
  Net sales and operating revenues                  $399,083    $370,313    $365,243
  Net gains on sale of real estate                     5,500       4,133       7,678
  Other income                                         3,312       3,736       3,876
                                                    --------    --------    --------
                                                     407,895     378,182     376,797
                                                    --------    --------    --------
Costs and expenses:
  Cost of products sold and operating expenses       347,163     326,513     304,721
  Selling, general and administrative expenses        37,746      35,847      34,525
  Interest expense                                     5,944       2,675       4,506
  Other expenses                                       1,864       3,005       3,436
  Special charges                                         --      47,000          --
                                                    --------    --------    --------
                                                     392,717     415,040     347,188
                                                    --------    --------    --------

Income (loss) before income taxes                     15,178     (36,858)     29,609
Federal and state income taxes                         5,844     (15,487)     10,881
                                                    --------    --------    --------
Net income (loss)                                   $  9,334    $(21,371)   $ 18,728
                                                    ========    ========    ========
Per Share Data
Net income (loss)                                       $.40       $(.92)   $    .81
                                                    ========    ========    ========
Cash dividends                                          $.40        $.40    $    .40
                                                    ========    ========    ========


      The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     For the years ended December 31,
                                                    ---------------------------------
(Amounts in thousands)                                1996        1995        1994
-------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                   $  9,334    $(21,371)   $ 18,728
Adjustments to reconcile net
 income (loss) to  cash
 provided by operating activities:
  Depreciation, cost
   depletion and amortization                         31,803      31,181      29,929
  Special charges                                         --      47,000          --
  Net gains from sale of real estate                  (5,500)     (4,133)     (7,678)
  Net gains on disposal of property, plant
   and equipment                                        (224)       (422)       (291)
  Deferred income taxes                                  700     (19,356)        389
  Changes in operating
   assets and liabilities
    Trade accounts receivable, net                     9,716         457       3,690
    Inventories, prepaid expenses and
    other assets                                      (8,895)        113      (3,417)
    Accounts payable, accrued
     liabilities and other liabilities                 3,100       8,850       1,984
    Federal and state income taxes                    (2,798)      2,117         850
    Other                                                  3        (592)       (174)
                                                    --------    --------     -------
  Cash provided by operating activities               37,239      43,844      44,010
                                                    --------    --------     -------

Investing Activities:
Purchase of property, plant and equipment            (54,320)    (56,962)    (25,836)
Proceeds from sale of property, plant and
 equipment                                               835       1,554         773
Proceeds from sale of real estate                     11,297      18,438      20,957
Installment notes receivable                           6,817      (4,455)      2,397
Investment in and advances to affiliates                (129)       (706)         52
Business acquired                                         --     (11,682)         --
Other                                                     --           2          --
                                                    --------    --------     -------
  Cash used for investing activities                 (35,500)    (53,563)     (1,657)
                                                    --------    --------     -------

Financing Activities:
Stock options exercised                                  991         680         551
Notes payable to banks                               (48,000)     15,750     (21,759)
Principal payments on notes and bonds payable            (98)        (88)    (20,721)
Retirement of senior notes                           (35,000)         --          --
Proceeds from senior notes                           115,000          --          --
Payment of cash dividends                             (9,285)     (9,260)     (9,253)
Hedge costs and other loan fees, net                     428         498         372
                                                    --------    --------     -------
  Cash provided by (used for) financing
   activities                                         24,036       7,580     (50,810)
                                                    --------    --------     -------
Increase (decrease) in cash                           25,775      (2,139)     (8,457)
Cash held in trust for section 1031 exchanges         (8,648)         --          --
                                                    --------    --------     -------
Increase (decrease) in cash and cash equivalents      17,127      (2,139)     (8,457)
Balance, beginning of period                              --       2,139      10,596
                                                    --------    --------     -------
Balance, end of period                              $ 17,127    $     --    $  2,139
                                                    ========    ========    ========
Supplemental Disclosure of Cash Flow
 Information:
Cash paid during the year for:
    Interest                                        $  6,569    $  2,353    $  4,462
    Income taxes                                       7,711       2,129      10,602


  The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For the years ended December 31, 1996, 1995 and 1994
                               ----------------------------------------------------
                                             Additional                    Total
                                 Common       Paid-In     Retained     Stockholders'
   (Amounts in thousands)        Stock        Capital     Earnings        Equity
------------------------------------------------------------------------------------
Balance, December 31, 1993      $23,109       $39,202    $288,735         $351,046
Net income for 1994                  --            --      18,728           18,728
Common stock repurchased             (8)          (12)       (172)            (192)
Stock options exercised              38           740          --              778
Cash dividends declared              --            --      (9,256)          (9,256)
                                -------       -------    --------         --------

Balance, December 31, 1994       23,139        39,930     298,035          361,104
Net loss for 1995                    --            --     (21,371)         (21,371)
Common stock repurchased             (1)           (2)        (21)             (24)
Stock options exercised              44           660          --              704
Cash dividends declared              --            --      (9,264)          (9,264)
                                -------       -------    --------         --------

Balance, December 31, 1995       23,182        40,588     267,379          331,149
Net income for 1996                  --            --       9,334            9,334
Stock options exercised              58           933          --              991
Cash dividends declared              --            --      (9,282)          (9,282)

Balance, December 31, 1996      $23,240       $41,521    $267,431         $332,192
                                -------       -------    --------         --------

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

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED:   Costs in excess of the
fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of such costs was $12.8 million and $11.1 million at December 31, 1996 and 1995, respectively. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, trends and prospects, as well as the effects of demand, competition, and other economic factors. Management believes no impairment has occurred.

PROPERTY, PLANT AND EQUIPMENT:   Property, plant and equipment is carried at
cost. Depreciation is computed using straight-line rates over estimated useful lives (5 to 35 years for plant structures and components and 4 to 25 years for machinery and equipment).

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

RECLAMATION COSTS: The estimated costs of reclamation associated with mining activities are accrued during production. Such costs are taken into account in determining the cost of production. The reserve for reclamation costs was $14.6 million and $11.6 million at December 31, 1996 and 1995, respectively. Of these balances, the non-current portions of $13.6 million and $10.9 million were included in other liabilities and deferred credits at December 31, 1996 and 1995, respectively.

INCOME TAXES: Income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are determined by the liability method and arise from differences in bases between tax reporting and financial reporting.

ENVIRONMENTAL:   Environmental remediation expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The reserve for environmental remediation costs was $5.5 million and $5.4 million at December 31, 1996 and 1995, respectively.

SELF-INSURANCE:   The Company is self-insured up to certain levels for
automobile liability and general liability. The Company is also self-insured up to certain levels for health care claims for eligible active and retired employees. The Company accrues its estimated costs monthly in connection with its portion of insurance losses/claims. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for claims incurred but not reported based on actuarially estimated costs.

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

NOTE 2: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:


(Amounts in thousands)                                       1996      1995
----------------------------------------------------------------------------
Payroll, vacation and other benefits                       $11,607   $ 7,585
Workers' compensation                                        1,648     2,550
Profit sharing                                               4,248     4,022
Other                                                       17,402    18,530
                                                           -------   -------
                                                           $34,905   $32,687
                                                           =======   =======

NOTE 3:  FEDERAL AND STATE TAXES

Income (loss) before income taxes and the related income tax expense (benefit) for the years ended December 31, are as follows:


(Amounts in thousands)                                 1996       1995       1994
------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle            $15,178   $(36,858)   $29,609
                                                      =======   ========    =======
Income Tax Expense (Benefit)                          $ 5,844   $(15,487)   $10,881
                                                      =======   ========    =======

Income tax expense (benefit) consists of the following:

(Amounts in thousands)                                 1996       1995       1994
------------------------------------------------------------------------------------

Federal Income Tax:
Currently payable                                      $  4,672   $  1,376    $6,794
Deferred                                                   (169)   (13,475)    1,792
                                                        ------    --------    ------
                                                          4,503    (12,099)    8,586
                                                        ------    --------    ------

State Income Tax:
Currently payable                                        1,327         532     2,012
Deferred                                                    14      (3,920)      283
                                                        ------    --------    ------
                                                         1,341      (3,388)    2,295
                                                        ------    --------    ------
                                                        $5,844    $(15,487)   $10,881
                                                        ======    ========    =======

CALMAT CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flow


                                                                             For the years ended December 31,
                                                                        -----------------------------------------
(Amounts in thousands)                                                     1996            1995           1994
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                       $   9,334     $   (21,371)     $   18,728
Adjustments to reconcile net income (loss) to cash provided
   by operating activities:
   Depreciation, cost depletion and amortization                           31,803          31,181          29,929
   Special charges                                                             --          47,000              --
   Net gains from sale of real estate                                      (5,500)         (4,133)         (7,678)
   Net gains on disposal of property, plant and equipment                    (224)           (422)           (291)
   Deferred income taxes                                                      700         (19,356)            389
   Changes in operating assets and liabilities
      Trade accounts receivable, net                                        9,716             457           3,690
      Inventories, prepaid expenses and other assets                       (8,895)            113          (3,417)
      Accounts payable, accrued liabilities and other liabilities           3,100           8,850           1,984
      Federal and state income taxes                                       (2,798)          2,117             850
      Other                                                                     3            (592)           (174)
                                                                        -----------------------------------------
   Cash provided by operating activities                                   37,239          43,844          44,010
                                                                        -----------------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                 (54,320)        (56,962)        (25,836)
Proceeds from sale of property, plant and equipment                           835           1,554             773
Proceeds from sale of real estate                                          11,297          18,438          20,957
Installment notes receivable                                                6,817          (4,455)          2,397
Investment in and advances to affiliates                                     (129)           (706)             52
Business acquired                                                              --         (11,682)             --
Other                                                                          --               2              --
                                                                        -----------------------------------------
   Cash used for investing activities                                     (35,500)        (53,563)         (1,657)
                                                                        -----------------------------------------
FINANCING ACTIVITIES:
Stock options exercised                                                       991             680             551
Notes payable to bank                                                     (48,000)         15,750         (21,759)
Principal payments on notes and bonds payable                                 (98)            (88)        (20,721)
Retirement of senior notes                                                (35,000)             --              --
Proceeds from senior notes                                                115,000              --              --
Payment of cash dividends                                                  (9,285)         (9,260)         (9,253)
Hedge costs and other loan fees, net                                          428             498             372
                                                                        -----------------------------------------
   Cash provided by (used for) financing activities                        24,036           7,580         (50,810)
                                                                        -----------------------------------------
Increase (decrease) in cash                                                25,775          (2,139)         (8,457)
Cash held in trust for section 1031 exchanges                              (8,648)             --              --
                                                                        -----------------------------------------
Increase (decrease) in cash and cash equivalents                           17,127          (2,139)         (8,457)
Balance, beginning of period                                                   --           2,139          10,596
                                                                        =========================================
Balance, end of period                                                  $  17,127     $        --      $    2,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest                                                         $   6,569     $     2,353      $    4,462
       Income taxes                                                         7,711           2,129          10,602


The accompanying notes are an integral part of these financial statements.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following at December 31:


(Amounts in thousands)               1996     1995
----------------------------------------------------

Notes payable to banks            $     --   $48,000
Senior notes                       115,000    35,000
Municipal improvement bonds          1,333     1,431
                                  --------   -------
  Total                            116,333    84,431
Less current portion                   100       110
                                  --------   -------
  Long-term portion               $116,233   $84,321
                                  ========   =======

  At December 31, 1996, the Company had a formal committed revolving credit facility with a group of banks totaling $125.0 million which will expire in 1999. The Company pays a facility fee on the committed facility.

  There were no borrowings outstanding under this credit facility at December 31, 1996. The $48.0 million of short-term bank borrowings made under this credit facility and included in notes payable to banks at December 31, 1995 bore rates equal to or less than the prime bank lending rate which was 8.5%. Committed credit available under the revolving credit facility provides management with the ability to refinance the short-term bank borrowings on a long-term basis and, as it is management's intention to do so, these borrowings have been classified as long-term debt.

  The $115.0 million of senior notes outstanding at December 31, 1996 were issued pursuant to a note purchase agreement dated December 18, 1996 between the Company and a group of institutional investors. This private placement of senior notes was issued in four tranches at interest rates ranging from 7.19% through 7.66%, with maturities beginning in December 2003 through December 2011.

  A portion of the proceeds from the issuance of senior notes were employed to pay down the $35.0 million of senior notes outstanding at December 31, 1995 as well as the outstanding borrowings under the revolving credit facility.

  The loan agreements contain certain covenants which address the incurrence of additional debt, creation of liens, and maintenance of minimum net worth and financial ratios.

  Maturities of notes and bonds payable during the next five years are as follows: 1997, $0.1 million; 1998, $0.1 million; 1999, $0.1 million; 2000, $0.1 million; and 2001, $0.1 million.

NOTE 5:  STOCK OPTIONS AND RIGHTS

  The Company has three stock option plans, the 1987 Stock Option Plan, the 1990 Stock Option Plan and the 1993 Stock Option Plan. Under these plans, the Company has authorized the issuance of options up to 1,000,000, 600,000 and 900,000 shares of common stock for the 1987, 1990 and 1993 Plans, respectively, to executives and certain key employees as determined by the Stock Option Sub-Committee of the Management Development and Compensation Committee of the Board of Directors. The price of the shares subject to each option is set by the Committee but may not be less than the fair market value of the shares at the date of grant. Options generally become exercisable in four annual installments beginning one year after the date of grant and expire ten years after the date of grant. In 1996, 92,484 options expired. No options expired in 1995. In 1994, 220 options expired. Stock option activity and weighted average option exercise price for the years 1996, 1995 and 1994 follows:

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     1996                       1995                       1994
                                          Weighted-Average           Weighted-Average           Weighted-Average
(Share amounts in thousands)          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       1,797            $21.28    1,899            $21.32    1,680            $21.80
Granted                                  549             17.79       69             18.23      328             19.42
Exercised                                (58)            17.05      (45)            15.32      (38)            19.83
Forfeited and expired                   (261)            20.63     (126)            22.23      (71)            24.68
                                       -----            ------    -----            ------    -----            ------
Outstanding at end of year             2,027            $20.54    1,797            $21.28    1,899            $21.32
                                       =====            ======    =====            ======    =====            ======
Exercisable at end of year             1,229            $22.12    1,288            $22.16    1,082            $22.96
                                       =====            ======    =====            ======    =====            ======
Available for future options             431                        812                        762
                                       =====            ======    =====            ======    =====            ======

The following table summarizes information about stock options outstanding at December 31, 1996:


(Share amounts in thousands)                 Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                       Number   Weighted-Average                           Number
Grant                             Outstanding          Remaining   Weighted-Average   Exercisable   Weighted-Average
Date                              at 12/31/96   Contractual Life     Exercise Price   at 12/31/96     Exercise Price
--------------------------------------------------------------------------------------------------------------------
11/25/96                               258               9.90            $18.28             --             $   --
1/23/96                                223               9.06             17.25             --                 --
11/22/94                               231               7.90             18.87            115              18.87
11/23/93                               281               6.90             17.50            209              17.50
11/24/92                               191               5.90             22.25            191              22.25
11/26/91                               230               4.90             19.37            230              19.37
All other                              613               4.26             24.64            484              26.14
                                     -----               ----            ------          -----             ------
                                     2,027               6.50            $20.54          1,229             $22.12
                                     =====               ====            ======          =====             ======

The weighted average fair value at date of grant for options granted during 1996, 1995 and 1994 was $3.53, $4.03 and $5.04 per option, respectively. The fair value of options at date of grant was estimated using the Black Scholes model with the following weighted average assumptions:



                                        1996      1995      1994
------------------------------------------------------------------
Expected life (years)                     3.5       3.5       3.5
Interest Rate                            6.31%     5.66%     7.88%
Volatility                             0.1972    0.2561    0.2891
Dividend yield                           2.15%     2.32%     2.11%

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for this plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company would have recorded stock-based compensation expense of $0.9 million ($0.7 million after tax or $0.03 per share) in 1996, $0.9 million ($0.7 million after tax or $0.03 per share) in 1995 and $0.2 million ($0.1 million after tax or $0.01 per share) in 1994.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Weighted-average shares used for 1996, 1995 and 1994 totaled 23,245,000, 23,176,000 and 23,224,000, respectively.

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

  At December 31, 1996, the Company had no outstanding interest rate swaps. However, at December 31, 1995, the Company had an outstanding interest rate swap agreement that effectively converted $15.0 million of variable rate debt to fixed rate borrowings.

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

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgments are required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize among willing parties in a current market transaction.

  The carrying values of cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 are as follows:

                                                       1996                     1995
                                         ----------------------------   ----------------------------
                                         Carrying Amount   Fair Value   Carrying Amount   Fair Value
----------------------------------------------------------------------------------------------------
Notes receivable                            $  2,842        $  2,569         $ 9,830       $ 9,495
Notes and bonds payable                      116,333         117,333          84,431        85,300
Interest rate swaps-unrealized loss               --              --              --           (58)

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 8:  RETIREMENT PLANS

  The Company has a trusteed 401(k) plan, a profit-sharing plan and a money purchase pension plan to provide funds from which retirement benefits are paid to substantially all salaried employees of the Company and its wholly owned subsidiaries, including officers and directors who are also employees. Annual contributions to these plans made by the Company approximate 15.0% of the aggregate compensation paid or accrued each year to participants in the plan. The Company also has a nonqualified, defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Benefits earned under the SERP are fully vested at age 55 and seven years of service, however the full amount of accrued benefit will not begin until age 62. The plan is unfunded and had a projected benefit obligation of $5.3 million at December 31, 1996.
Pension expense related to the plan was $1.1 million in 1996. The Company also contributes to various union pension plans, as specified by certain union agreements, and non-union pension plans which cover substantially all hourly employees. Contributions to all retirement plans charged to income totaled $9.9 million in 1996, $7.9 million in 1995 and $8.2 million in 1994.

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

  The following table sets forth the plans' funded status reconciled with the amount included in the caption other liabilities and deferred credits in the Company's balance sheets at December 31:


(Amounts in thousands)                                                       1996      1995      1994
-------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
  Retirees                                                                  $ 5,165   $ 6,224   $ 5,152
  Fully eligible active plan participants                                       630       675       748
  Other active plan participants                                              1,472     1,488     1,006
                                                                            -------   -------   -------
                                                                              7,267     8,387     6,906
Plan assets at fair value                                                        --        --        --
                                                                            -------   -------   -------
Accumulated Postretirement Benefit Obligation in excess of plan assets        7,267     8,387     6,906
                                                                            -------   -------   -------
Unrecognized prior service cost                                               1,348     1,528     1,708
Unrecognized net gain                                                         2,178       628     2,041
                                                                            -------   -------   -------
Accrued postretirement benefit cost at December 31                          $10,793   $10,543   $10,655
                                                                            =======   =======   =======

  The net periodic postretirement benefit cost for 1996, 1995 and 1994 included the following components:



(Amounts in thousands)                                                       1996      1995      1994
-------------------------------------------------------------------------------------------------------
Service cost - benefits attributed to service during the period              $ 290    $ 230    $ 289
Interest cost on the Accumulated Postretirement Benefit Obligation             554      452      511
Net amortization                                                              (180)    (293)    (192)
                                                                             -----    -----    -----
Net periodic postretirement benefit cost                                     $ 664    $ 389    $ 608
                                                                             =====    =====    =====

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 6.0% by 2011 and remain at that level thereafter. The weighted-average discount rate used in determining the Accumulated Postretirement Benefit Obligation was 7.5% in 1996, 7.0% in 1995 and 8.0% in 1994.

  The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of December 31, 1996 by $0.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.

NOTE 9: SPECIAL CHARGES

  The Company recorded a special charge of $2.0 million in the second quarter of 1995 relating to the consolidation of the Company's construction materials operations. The net after-tax effect of this charge was $1.2 million, or $0.05 per share.

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of " during the fourth quarter of 1995. This required accounting change resulted in a pre-tax charge of $45.0 million ($26.5 million after-tax, or $1.14 per share).

  SFAS 121 changed the method of determining and measuring impairment for long-lived assets. For operating properties, the standard requires that impairment be measured at the plant or specific property level; under previous accounting rules it was acceptable to measure impairment at the regional or divisional level. Further, if an impairment, as now defined, is identified, the standard requires measurement of the impairment using fair value, which in most cases requires the use of discounted cash flows, which is the principal reason for the write-down of real estate development projects. Given the nature of the Company's assets, the requirements resulted in substantially greater write-downs than under previous accounting rules.

  The $45.0 million pre-tax charge can be broken out as follows:


-----------------------------------------------------------------------------
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

NOTE 10:  COMMITMENTS AND CONTINGENCIES

  The Company had surety bonds and standby letters of credit outstanding totaling approximately $58.5 million at December 31, 1996, which provide security for various insurance and performance obligations.

  The Company has retained certain self-insurance risks with respect to automobile and general liability and certain health care claims.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a defendant in a civil action involving one "Superfund" cleanup site. The Company is one of many entities so named. No final remedy has been selected and the Company's share of total liability, if any, is unable to be quantified at this time. The Company believes that the wastes attributed to it were not hazardous and represents an extremely small (less than one tenth of one percent) percentage of the total volume of waste at this site. At two other sites, the Company had been named as a potentially responsible party. With respect to one site, a settlement with the EPA has been entered into, and with respect to the other, the EPA has informed the Company that it does not intent to pursue a claim against the Company.

  The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

NOTE 11:  BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: Construction Materials and Properties. Operations in the Construction Materials Division include the mining and sale of aggregates (rock, sand and gravel), the manufacture and sale of ready mixed concrete, and the manufacture and sale of hot-mix asphalt. The Division maintains a fleet of specialty paving equipment which it rents to customers. It also markets Guardtop(R), an asphalt surface sealer, and is a distributor of paving reinforcement fabric. Also included in this Division is Western Environmental Contracting, Inc., a wholly owned subsidiary that provides soil remediation, crushing and contracting services. These products and services are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

  The Division operates aggregates processing plants at 32 locations serving the Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara and San Francisco Bay areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 25 locations in these markets except for the Los Angeles and San Francisco Bay areas. Of the 25 ready mixed concrete locations, 13 are sites which also have aggregates processing plants. Asphalt plants are operated at 35 locations in metropolitan Los Angeles and San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 35 asphalt plant locations, 20 are sites which also have aggregates processing plants and/or ready mixed concrete plants.

  CalMat's 36,000 acres of fee owned and leased lands are managed and overseen by our Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Business segment information for the years ended December 31, is as follows:

(Amounts in thousands)                                1996        1995        1994
-------------------------------------------------------------------------------------
Revenues:
Construction Materials                              $377,452    $350,536    $340,840
Properties - Operations                               21,631      19,777      24,403
Properties - Real estate gains                         5,500       4,133       7,678
Corporate and other                                    3,312       3,736       3,876
                                                    --------    --------    --------
  Total                                             $407,895    $378,182    $376,797
                                                    ========    ========    ========
Income (loss) before income taxes:
Construction Materials                              $ 17,134    $ 10,316    $ 24,212
Properties - Operations                                9,362       7,103       9,900
Properties - Real estate gains                         5,500       4,133       7,678
Corporate and unallocated expenses, net              (11,678)    (11,092)    (10,115)
Interest expense                                      (5,944)     (2,675)     (4,506)
Other income                                             804       2,357       2,440
Special charges                                           --     (47,000)         --
                                                    --------    --------    --------
  Total                                             $ 15,178    $(36,858)   $ 29,609
                                                    ========    ========    ========
Identifiable assets (as of December 31):
Construction Materials                              $439,148    $428,437    $414,456
Properties                                           117,360     102,233     130,823
Corporate and other                                   44,208      28,860      27,558
                                                    --------    --------    --------
  Total                                             $600,716    $559,530    $572,837
                                                    ========    ========    ========
Depreciation, cost depletion and amortization:
Construction Materials                              $ 28,272    $ 27,552    $ 25,400
Properties                                             2,674       2,729       3,683
Corporate and other                                      857         900         846
                                                    --------    --------    --------
  Total                                             $ 31,803    $ 31,181    $ 29,929
                                                    ========    ========    ========
Capital expenditures and business expansion:
Construction Materials                              $ 39,421    $ 61,108    $ 17,181
Properties                                            14,862       8,365       8,025
Corporate and other                                       37         295         630
                                                    --------    --------    --------
  Total                                             $ 54,320    $ 69,768    $ 25,836
                                                    ========    ========    ========

  Income (loss) from operations by business segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and unallocated expenses include corporate administrative expenses and support expenses not allocated to business segments. Assets classified as corporate and other consist primarily of cash and cash equivalents, notes receivable, general office facilities and other assets.

  A substantial portion of the Company's revenues and income before income taxes result from construction materials operations located in Southern California.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: QUARTERLY OPERATING RESULTS (UNAUDITED)


1996                                                                                   Quarter Ended
------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31       June 30    Sept. 30        Dec. 31       Year
------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $82,656      $106,682    $116,560        $101,997     $407,895
Gross profit                                                     9,989        18,543      19,987          12,213       60,732
Net income (loss)                                                 (524)        4,368       5,194             296        9,334
Net income (loss) per share /(c)/                                 (.02)          .19         .22             .01          .40


1995                                                                                   Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31       June 30       Sept. 30      Dec. 31         Year
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $69,954      $103,047        $100,862    $104,319        $378,182
Gross profit                                                     6,958        18,846          14,701      11,164          51,669
Net income (loss)                                               (1,982)        4,105/(a)/      3,215     (26,709)/(b)/   (21,371)
Net income (loss) per share/ (c)/                                 (.09)          .18            .14        (1.15)           (.92)

(a) Includes a charge of $1.2 million, or $0.05 per share, related to a management consolidation of the Company's construction materials operations.

(b) Includes a non-cash charge of $26.5 million, or $1.14 per share, to adopt the accounting standard for impairment of long-lived assets (SFAS 121).

(c) The sum of the quarterly net income per share amounts may not equal the year because quarterly and annual figures are required to be independently calculated.

                          CALMAT CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                   Col. A                         Col. B          Col. C                Col. D            Col. E
---------------------------------------------------------------------------------------------------------------------
                                                 Balance at     Additions                Charged to      Balance at
                                                 Beginning      Costs and                  Other         End of
               Description                       of Period      Expenses     Accounts    Deductions      Period
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...      $ 4,176     $ 1,946       $   -       $ 1,325           $ 4,797
  Allowance for cash discounts...............          394       3,602           -         3,484               512
  Allowance for doubtful notes receivable....        1,219          86           -           759               546
 Reserves included in liabilities:
  Environmental remediation..................        5,388         944           -           785             5,547
  Reclamation................................       11,604       3,186           -           207            14,583
                                                   -------     -------       -----       -------           -------

     Total...................................      $22,781     $ 9,764       $   -       $ 6,560           $25,985
                                                   =======     =======       =====       =======           =======


DECEMBER 31, 1995:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...      $ 3,906     $ 3,368       $   -       $ 3,098   (a)     $ 4,176
  Allowance for cash discounts...............          348       2,790           -         2,744   (b)         394
  Allowance for doubtful notes receivable....          938         404           -           123   (a)       1,219
 Reserves included in liabilities:
  Environmental remediation..................        3,214       2,343           -           169   (c)       5,388
  Reclamation................................        5,019       7,767           -         1,182   (c)      11,604
                                                   -------     -------       -----       -------           -------
     Total...................................      $13,425     $16,672       $   -       $ 7,316           $22,781
                                                   =======     =======       =====       =======           =======


DECEMBER 31, 1994:
Reserves deducted from assets to
   which they apply:
  Allowance for doubtful trade receivables...      $ 3,854     $ 3,325       $   -       $ 3,273   (a)     $ 3,906
  Allowance for cash discounts...............          320       3,476           -         3,448   (b)         348
  Allowance for doubtful notes receivable....          897         384           -           343   (a)         938
Reserves included in liabilities:
  Environmental remediation..................        4,000       2,069           -         2,855   (c)       3,214
  Reclamation................................        1,200       4,276           -           457   (c)       5,019
                                                   -------     -------       -----       -------           -------
     Total...................................      $10,271     $13,530       $   -       $10,376           $13,425
                                                   =======     =======       =====       =======           =======

______________________

Notes:
(a)  Write offs of uncollectible accounts, less recoveries.
(b)  Cash discounts allowed.
(c)  Payments made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Except for information as to identification and business experience of executive officers which is set forth in Part I of this report, the information called for by Item 10 is incorporated herein by reference to the information included under the caption "Election of Directors for a Term of One Year" on pages 2 through 9 of the Company's Proxy Statement for the May 1997 Annual Meeting of Stockholders ("Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by Item 11 is incorporated herein by reference to the information included under the captions "Employment Agreements," "Summary Compensation," "Option Grants for 1996," "Option Exercises and Year-End Value," and "Pension Plans" on pages 12 through 15 in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by Item 12 is incorporated herein by reference to the information included under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors for a Term of One Year" on pages 2 through 9 of the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Item 13 is incorporated herein by reference to the information included under the caption "Election of Directors for a Term of One Year" on pages 2 through 9 of the Company's Proxy Statement.

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

          (1)  Financial Statements:

               See Index to Consolidated Financial Statements and Financial Statement Schedule on page16 of this Annual Report on Form 10-K.

          (2)  Financial Statement Schedule:

               See Index to Consolidated Financial Statements and Financial Statement Schedule on page 16 of this Annual Report on Form 10-K.

          (3)  Exhibits:

               The following exhibits are included as part of the Company's 1996 Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Stockholders may obtain copies of the exhibits not presented herein upon written request to: Secretary, CalMat Co., 3200 San Fernando Road, Los Angeles, CA 90065.

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

           Exhibit 3.3: CalMat Co. By-Laws, filed as Exhibit 3.3 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

           Exhibit 4.1: Rights Agreement, dated as of September 22, 1987, between CalMat Co. and Security Pacific National Bank, filed as Exhibit 1 to the Company's Report on Form 8-K, dated October 5, 1987, is incorporated herein by reference.

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

          Exhibit 10.3: Second Amendment, dated February 26, 1996, effective December 31, 1995, to First Amended and Restated Credit Agreement dated as of June 30, 1994, among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and The Other Financial Institution Parties Hereto, Arranged by BA Securities, Inc., filed as Exhibit 10.3 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

           Exhibit 10.4: Note Purchase Agreement, dated as of December 18, 1996, between CalMat Co. and each of the Purchasers listed therein.

           Exhibit 10.5: Amended and Restated CalMat Co. Supplemental Executive Retirement Plan, effective February 1, 1996, signed by CalMat Co., filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.6:   Restatement of Amended and Restated Employment
                           Agreement originally effective as of July 1, 1984, between the Company and A. Frederick Gerstell, executed on April 13, 1993, filed as Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.7:   First Amendment to Restatement of Amended and
                           Restated Employment Agreement, dated April 13, 1993, originally effective as of July 1, 1984, between the Company and A. Frederick Gerstell, executed June 6,
                           1996, filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30,
                           1996, is incorporated herein by reference.

          *Exhibit 10.8:   Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and A. Frederick Gerstell, executed May 15,
                           1996, filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30,
                           1996, is incorporated herein by reference.

          *Exhibit 10.9:   Amended and Restated Trust Agreement, dated April 13,
                           1993, by and between CalMat Co. and Wachovia Bank and Trust Company, filed as Exhibit 10.6 to the Company's
                           1994 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.10:  Amended Employment Agreement between the Company and
                           Scott J Wilcott, filed as Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.11:  Second Amendment to Employment Agreement between the
                           Company and Scott J Wilcott, dated April 8, 1991, filed as Exhibit 10.11 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.12:  Third Amendment to Employment Agreement made effective as of October 30, 1987, between the Company and Scott J Wilcott, executed June 6, 1996, filed as
                           Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.13:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Scott J Wilcott, executed May 15, 1996, filed as Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.14:  Amended Employment Agreement between the Company and
                           Paul Stanford, filed as Exhibit 10.9 to the Company's 1992 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.15:  Second Amendment to Employment Agreement between the
                           Company and Paul Stanford, dated October 4, 1995, filed as Exhibit 10.13 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.16:  Third Amendment to Employment Agreement made effective as of May 31, 1991, between the Company and Paul Stanford, executed June 6, 1996, filed as
                           Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.17:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Paul Stanford, executed May 15, 1996, filed as Exhibit 10.8 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.18:  Letter Agreement Regarding Employment between the
                           Company and H. James Gallagher, dated August 10, 1993, executed August 12, 1993, filed as Exhibit
                           10.17 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.19:  Amendment, dated December 15, 1996, to Letter
                           Agreement regarding Employment dated August 10, 1993, between the Company and H. James Gallagher.

          *Exhibit 10.20:  Agreement between the Company and H. James Gallagher dated December 15, 1996, and executed December 30, 1996.

          *Exhibit 10.21:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and H. James Gallagher, executed May 15, 1996, filed as Exhibit 10.9 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.22:  Letter Agreement Regarding Employment between the
                           Company and R. Bruce Rieser, dated January 20, 1995, executed February 2, 1995, filed as Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.23:  Amendment, dated December 15, 1996, to Letter
                           Agreement Regarding Employment, dated January 10, 1995, between the Company and R. Bruce Rieser.

          *Exhibit 10.24:  Agreement between the Company and R. Bruce Rieser, dated December 15, 1996, and executed December 30, 1996.

          *Exhibit 10.25:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and R. Bruce Rieser, executed May 15, 1996, filed as Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.26:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Edward J. Kelly, executed May 15, 1996, filed as Exhibit 10.10 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.27:  Thrift and Profit Sharing Retirement Plan and Money
                           Purchase Pension Plan for Employees of CalMat Co., dated January 1, 1989, filed as Exhibit 10.8 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.28:  Trust Agreement pursuant to the Thrift and Profit
                           Sharing Retirement Plan and the Money Purchase Pension Plan for Employees of CalMat Co., dated October 24, 1989, filed as Exhibit 10.9 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.29:  Second Amended and Restated CalMat Co. Deferred
                           Compensation Plan, effective December 31, 1996, executed December 1, 1996.

          *Exhibit 10.30:  1987 Stock Option Plan for Executive and Key
                           Employees of CalMat Co., as amended, filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (File Number 33-18760) effective December 19, 1987, is incorporated herein by reference.

          *Exhibit 10.31:  1990 Stock Option Plan for Executive and Key
                           Employees of CalMat Co., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File Number 33-43558) effective October 28, 1991, is incorporated herein by reference.

          *Exhibit 10.32:  Amended and Restated 1993 Stock Option Plan for
                           Officers, Directors and Key Employees of CalMat Co., filed as Exhibit "A" to the Company's Definitive Proxy Statement filed with the Commission on March 16, 1994, and mailed to the Company's stockholders on March 17, 1994, is incorporated herein by reference.

           Exhibit 21.1:   Subsidiaries of the Company.

           Exhibit 23.1: Consent of Coopers & Lybrand L.L.P., certified public accountants, to incorporation by reference in the Registration Statements on Form S-8 (File Numbers 33-18760, 33-43558 and 33-56301) and the related prospectuses pertaining to the 1987 Stock Option Plan for Executive and Key Employees of CalMat Co., the 1990 Stock Option Plan for Executive and Key Employees of CalMat Co., and the Amended and Restated 1993 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co., respectively, is on page 41 of this Annual Report on Form 10-K.

           Exhibit 27:     Financial Data Schedule.

      (b)  Reports on Form 8-K:

          There were no Form 8-K reports filed by the Company during the fourth quarter of 1996.

                                   CALMAT CO.
                           PROPERTY OWNED AND LEASED
                            AS OF DECEMBER 31, 1996


                                                                                    ACREAGE /(a)/
                                                                  ----------------------------------------------
                                                                                           JOINT
                                                                  OWNED        LEASED     VENTURES        TOTAL
                                                                  ----------------------------------------------
CONSTRUCTION MATERIALS /(b)/
   Production and sales property...........................        9,457        7,152                     16,609
   Reserve property held for future production/not zoned...        4,030        1,115                      5,145
   Fully depleted property.................................           98                                      98
   Reserve property held for future production/zoned.......        2,599                                   2,599
   Joint ventures, partnerships, partially owned subsidiaries                                  610           610
                                                                  ----------------------------------------------
          Total Construction Materials Division............       16,184        8,267          610        25,061

PROPERTIES:
   Developable.............................................        1,303                        13         1,316
   Improved property/finished lots.........................           54            3                         57
   Improved property/fully developed.......................           60            2                         62
   Landfill/permitted......................................          244                                     244
   Public storage..........................................           48                                      48
   Property leased to others...............................           96            8                        104
   Miscellaneous properties /(c)/..........................        9,219                                   9,219
                                                                  ----------------------------------------------

            Total Properties Division......................       11,024           13           13        11,050

            Total All Divisions............................       27,208        8,280          623        36,111
                                                                  ==============================================

______________________

(a) The Company's continuing program of evaluating the best use of property may result in reclassification of properties between categories from time to time.

(b) Certain land in the Construction Materials Division is leased on a short-term basis as undeveloped property and the revenues generated are reported in the Properties Division.

(c) Consists of numerous parcels which have limited access and of which approximately 63% are located in the Mojave Desert, Kern County, California.

                                   CALMAT CO.
                   SCHEDULE OF ESTIMATED AGGREGATES RESERVES
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN MILLIONS)

                                      TONS OWNED  TONS LEASED   TOTAL TONS
                                      ----------  -----------   ----------
Aggregates Reserves..................   1,019.5      864.2        1,883.7

                       CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the Registration Statements of CalMat Co. and subsidiaries on Form S-8 (File Numbers 33-18760, 33-43558 and 33-56301) of our report dated February 28, 1997, on our audits of the consolidated financial statements and the financial statement schedule of CalMat Co. and subsidiaries as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.


                                                        COOPERS & LYBRAND L.L.P.

                                                         Los Angeles, California
                                                                  March 26, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CalMat Co.

                                    By: /s/  A. FREDERICK GERSTELL
                                        -----------------------------
                                             A. Frederick Gerstell
                                         Chairman of the Board and
                                          Chief Executive Officer


March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       SIGNATURE                                CAPACITY                         DATE
       ---------                                --------                         ----

/s/ A. FREDERICK GERSTELL
----------------------------------
       A. Frederick Gerstell                 Chairman of the Board           March 25, 1997
                                             and Chief Executive
                                             Officer


/s/ H. JAMES GALLAGHER
----------------------------------
 H. James Gallagher                          Chief Financial Officer         March 25, 1997


/s/ BRENT L. STUMME
----------------------------------
Brent L. Stumme                              Corporate Controller            March 25, 1997


/s/ JOHN C. ARGUE
----------------------------------
 John C. Argue                               Director
                                                                             March 25, 1997

/s/  ARTHUR BROWN
----------------------------------
Arthur Brown                                 Director                        March 25, 1997


/s/ DENIS R.  BROWN
----------------------------------
 Denis R. Brown                              Director                        March 25, 1997



       SIGNATURE                             CAPACITY                           DATE
       ---------                             --------                           ----

/s/  HARRY M. CONGER
----------------------------------
         Harry M. Conger                     Director                        March 25, 1997


/s/  RAYBURN S. DEZEMBER
----------------------------------
     Rayburn S. Dezember                     Director                        March 25, 1997


/s/  RICHARD A. GRANT, JR.
----------------------------------
      Richard A. Grant, Jr.                  Director                        March 25, 1997


/s/  GROVER R. HEYLER
----------------------------------
     Grover R. Heyler                        Director                        March 25, 1997


/s/  WILLIAM T. HUSTON
----------------------------------
     William T. Huston                       Director                        March 25, 1997


/s/  WILLIAM JENKINS
----------------------------------
     William Jenkins                         Director                        March 25, 1997


-----------------------------------
     Edward A. Landry                        Director                        March 25, 1997


/s/ THOMAS L. LEE
-----------------------------------
    Thomas L. Lee                            Director                        March 25, 1997


/s/  THOMAS M. LINDEN
-----------------------------------
     Thomas M. Linden                        Director                        March 25, 1997


/s/  GEORGIA R. NELSON
-----------------------------------
    Georgia R. Nelson                        Director                        March 25, 1997


/s/  STUART T. PEELER
-----------------------------------          Director                        March 25, 1997
   Stuart T. Peeler