Form 10-Q
period 1997-03-31
CALMAT CO
filed 1997-05-15
CIK 23533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO ___________________

     Commission File Number 1-7035

                                   CALMAT CO.


________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

           Delaware                                           95-0645790
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            Identification No.)

          3200 San Fernando Road, Los Angeles, California      90065
-------------------------------------------------------------------------------
              (Address of principal executive offices)       (ZIP Code)

Registrant's telephone number, including area code              (213) 258-2777
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

23,244,812 shares of Common Stock were outstanding at April 30, 1997.

                                  CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1.   Financial Statements

               (a)  Consolidated Balance Sheets:
                    March 31, 1997 and December 31, 1996                     3

               (b)  Consolidated Statements of Operations:
                    For the Three Months Ended March 31, 1997 and 1996       4

               (c)  Consolidated Statements of Cash Flow:
                    For the Three Months Ended March 31, 1997 and 1996       5

               (d)  Notes to the Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7
PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                              9

     Signatures                                                             10

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                 March 31,     December 31,
                                                                      1997             1996
                                                                ----------     ------------
        ASSETS                                                 (unaudited)
Current assets:
 Cash and cash equivalents                                      $  4,145            $ 17,127
 Cash held in trust for section 1031 exchanges                    11,944               8,648
 Trade accounts receivable, less allowance
    for discounts and doubtful accounts
    ($5,609 in 1997 and $5,309 in 1996)                           59,605              52,558
 Income taxes receivable                                           2,085               1,395
 Inventories                                                      15,337              13,972
 Prepaid expenses and other                                        4,571               4,335
 Deferred income taxes                                            11,867              11,867
 Installment notes
  receivable-current portion                                         311                 337
                                                                --------            --------
       Total current assets                                      109,865             110,239
Installment notes receivable and other assets                     29,920              28,602
Costs in excess of net assets of businesses acquired, net         49,988              50,410
Property, plant and equipment, at
 cost:
 Land and deposits                                               184,687             183,516
 Buildings, machinery and equipment                              501,398             495,320
 Construction in progress                                         29,880              31,763
                                                                --------            --------
                                                                715,965              710,599

 Less:   Accumulated depreciation and depletion                (305,531)            (299,134)
                                                               --------            ---------
         Property, plant and equipment, net                     410,434              411,465
                                                               --------            ---------
         Total assets                                          $600,207             $600,716
                                                               ========            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $ 23,499            $ 20,208
 Accrued liabilities                                              33,696              34,905
 Notes and bonds payable -
  current portion                                                     76                 100
 Income taxes payable                                                 --                  --
 Dividends payable                                                 2,324               2,324
                                                               ---------           ---------
         Total current liabilities                                59,595              57,537
Notes and bonds payable -
 long-term portion                                               116,020             116,233
Other liabilities and deferred
 credits                                                          38,959              38,429
Deferred income taxes                                             56,327              56,325
                                                               ---------           ---------
         Total liabilities                                       270,901             268,524
                                                               ---------           ---------
Stockholders' Equity:
 Common stock                                                     23,244              23,240
 Additional paid-in capital                                       41,595              41,521
 Retained earnings                                               264,467             267,431
                                                               ---------           ---------
         Total stockholders' equity                              329,306             332,192
                                                               ---------           ---------
         Total liabilities and stockholders' equity            $ 600,207           $ 600,716
                                                               =========           =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)

                                                    Three months ended
                                                         March 31,

                                                    1997            1996
                                                 -------         -------
Revenues:
 Net sales and operating revenues                $88,782         $80,517
 Gains on sales of real estate                       932             651
 Other income                                        905           1,479
                                                 -------         -------
                                                  90,619          82,647
                                                 -------         -------

Costs and expenses:
 Cost of products sold and operating expenses     79,714          72,658
 Selling, general and administrative expenses      9,868           9,334
 Interest expense                                  1,927           1,101
 Other expense                                       148             385
                                                 -------         -------
                                                  91,657          83,478
                                                 -------         -------

Loss before taxes                                 (1,038)           (831)

Federal and state income taxes                      (400)           (307)
                                                 -------         -------

Net loss                                         $  (638)        $  (524)
                                                 =======         =======


Per Share Data:

Loss per share                                    $(0.03)        $ (0.02)
                                                 =======         =======

Weighted-average shares outstanding               23,242          23,204
                                                 =======         =======

Cash dividends per share                           $0.10         $  0.10
                                                 =======         =======


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                                    Three months ended
                                                                         March 31,

                                                                  1997                1996
                                                             ---------            --------
OPERATING ACTIVITIES:
 Net loss                                                    $   (638)            $   (524)
 Depreciation, cost depletion and amortization                  8,480                7,576
 Other                                                        (11,080)               5,790
                                                             --------             --------
   Cash provided by (used for) operating activities            (3,238)              12,842
                                                             --------             --------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                     (8,689)             (16,178)
 Proceeds from sale of real estate                              4,215                  223
 Other                                                            229                  387
                                                             --------             --------
   Cash used for investing activities                          (4,245)             (15,568)
                                                             --------             --------

FINANCING ACTIVITIES:
 Notes payable to banks                                            --                4,000
 Principal payments on notes and bonds payable                    (13)                  --
 Payment of cash dividends                                     (2,324)              (2,318)
 Other                                                            134                1,044
                                                             --------             --------
   Cash provided by (used for) financing activities            (2,203)               2,726
                                                             --------             --------

Decrease in cash                                               (9,686)                  --

Increase in cash held in trust for section 1031 exchanges       3,296                   --
                                                             --------             --------
Decrease in cash and cash equivalents                         (12,982)                  --
   Balance, beginning of period                                17,127                   --
                                                             --------             --------
   Balance, end of period                                    $  4,145             $      0
                                                             ========             ========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K.

2. Earnings per common equivalent share (common shares adjusted for dilutive effect of common stock options) have been computed by dividing net income for each period by the weighted-average equivalent shares of common stock outstanding.

3. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is required to be implemented for financial statements for both interim and annual periods ending after December 15, 1997. Based on a review of the requirements of SFAS No. 128, management does not anticipate any material change in previously reported earnings per share.

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported a net loss of $0.6 million, or $0.03 per share, for the first quarter of 1997 compared with a net loss of $0.5 million, or $0.02 per share, for the prior year's first quarter. The first quarter is usually the Company's weakest quarter due to the adverse impact of weather on operations.

Business segment information for the three months ended March 31, 1997 and 1996 is as follows:

                                           Three Months Ended
                                                March 31,
                                              1997     1996
                                           -------  -------
                                    (unaudited, amounts in thousands)
Revenues:

Construction Materials                     $83,891   $75,195
Properties - Operations                      4,891     5,322
Properties - Real Estate Gains                 932       651
Corporate and Other                            905     1,479
                                           -------   -------
                                           $90,619   $82,647
                                           =======   =======

                                                   Three Months Ended
                                                        March 31,
                                                      1997     1996
                                                   -------  -------
                                            (unaudited, amounts in thousands)
Income (loss) before income taxes:

Construction Materials                            $   317   $  (298)
Properties - Operations                             2,333     2,345
Properties - Real Estate Gains                        932       651
Corporate and Unallocated Expenses, Net            (3,071)   (2,759)
Interest Expense                                   (1,927)   (1,101)
Other Income                                          378       331
                                                  -------   -------
                                                  $(1,038)  $  (831)
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

                                  CALMAT CO.

Construction Materials Division
-------------------------------

Sales volumes are shown below:


                                           (Amounts in Thousands)
                                             Three Months Ended
                                                  March 31,
                                              1997         1996
                                           -------      -------
Aggregates:
 Tons sold to outside customers              4,144        3,637
 Tons used in ready mixed concrete             684          750
 Tons used in asphalt                        1,024          951
                                             -----        -----
                                             5,852        5,338
                                             =====        =====
Tons of hot-mix asphalt sold                 1,456        1,253
                                             =====        =====
Yards of ready mixed concrete sold             534          553
                                             =====        =====

Revenues in the Construction Materials Division were $83.9 million in the first quarter of 1997, up $8.7 million, or 12% compared with the corresponding 1996 period. The increase was primarily due to higher sales volumes and average selling prices for aggregates and asphalt operations. The Division had pre-tax income from operations of $0.3 million in the most recent quarter compared with a pre-tax loss of $0.3 million in the year earlier quarter. The improvement was primarily due to higher earnings from aggregates operations, due to 10% higher sales volumes and 9% higher average selling prices. Most of the earnings improvement came from the Company's Los Angeles area operations. Earnings from asphalt operations were essentially flat for the quarter despite a 16% increase in sales volumes because of higher production costs. Asphalt's unit production costs increased only 2% despite significant increases in the cost of purchased liquid asphalt and natural gas. Liquid asphalt costs increased 10% and heating costs increased 23% compared to the prior year; however, these costs have begun to decline. Earnings from ready mixed concrete were also essentially flat as 3% higher prices offset a 3% decrease in sales volumes and 3% higher unit production costs. The current quarter includes $0.4 million of incremental out-of-pocket costs as a result of an organized labor strike in San Diego, California which lasted about two weeks. The prior year's quarter included $0.4 million of non-recurring income from the sale of certain water rights.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $4.9 million in first quarter of 1997, down $0.4 million from revenues of $5.3 million in the corresponding 1996 period. The decrease in revenue for the current quarter is largely due to decreased revenues from landfill operations. Pre-tax income from operations was $3.3 million in the most recent quarter compared with $3.0 million in the year earlier quarter. The current quarter includes $0.9 million of gains from real estate sales versus gains of $0.7 million in the prior year's period.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $4.1 million at March 31, 1997 compared with $17.1 million at December 31, 1996. Cash used for operating activities was $3.2 million for the three months ended March 31, 1997. Cash used for investing activities was $4.2 million, including $8.7 million used for the purchase of property, plant, and equipment. Cash used for financing activities was $2.2 million.

Working capital totaled $50.3 million at March 31, 1997, down from $52.7 million at December 31, 1996. Current ratios were 1.8 and 1.9 at March 31, 1997 and December 31, 1996, respectively.

Total consolidated long-term and short-term borrowings at March 31, 1997 and December 31, 1996 were $116.1 million and $116.3 million, respectively. Debt as a percent of total capitalization was 26.1% and 25.9%, at March 31, 1997 and December 31, 1996, respectively.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibit 10.1. First Amendment to Amended and Restated Trust Agreement dated April 13, 1993, by and between CalMat Co. and Wachovia Bank and Trust Company, effective August 1, 1996.

     Exhibit 10.2. Master Trust Agreement entered into by and between CalMat Co. and Wachovia Bank of North Carolina, N.A., as Trustee, effective July 1, 1996.

     Exhibit 27.  Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CALMAT CO.
                                     -----------------------------------------
                                     (Registrant)



Date: May 12, 1997                  By: /s/ H. James Gallagher
                                       ---------------------------------------
                                        H. James Gallagher
                                        Executive Vice President, Finance,
                                        Chief Financial Officer and Treasurer


Date: May 12, 1997                  By: /s/ Brent L. Stumme
                                       ---------------------------------------
                                        Brent L. Stumme
                                        Vice President, Corporate Controller