Form 10-Q
period 1997-06-30
CALMAT CO
filed 1997-08-13
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ______________

     Commission File Number 1-7035

                                   CALMAT CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                 95-0645790
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                             Identification No.)

3200 San Fernando Road, Los Angeles, California                 90065
-----------------------------------------------           ----------------
(Address of principal executive offices)                      (ZIP Code)

Registrant's telephone number, including area code          (213) 258-2777
                                                          ----------------

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

23,289,325 Common Stock were outstanding at July 31, 1997.

                                   CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements

          (a) Consolidated Balance Sheets:
               June 30, 1997 and December 31, 1996                            3

          (b) Consolidated Statements of Operations:
               For the Three and Six Months Ended June 30, 1997 and 1996      4

          (c) Consolidated Statements of Cash Flow:
               For the Six Months Ended June 30, 1997 and 1996                5

          (d) Notes to the Consolidated Financial Statements                  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              10

     Item 2.  Changes in Securities                                          10

     Item 4.  Submission of Matters to a Vote of Security Holders         10-11

     Item 6.  Exhibits and Reports on Form 8-K                               12

     Signatures                                                              13

                                   CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                            June 30,  December 31,
                                                                1997          1996
                                                         -----------  ------------
     ASSETS                                              (unaudited)
Current assets:
 Cash and cash equivalents                                $   5,985      $  17,127
 Cash held in trust for section 1031 exchanges                5,309          8,648
 Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($5,673 in 1997 and $5,309 in 1996)                       69,860         52,558
 Income taxes receivable                                         --          1,395
 Inventories                                                 16,951         13,972
 Prepaid expenses and other                                   4,408          4,335
 Deferred income taxes                                       11,867         11,867
 Installment notes receivable-current portion                 1,284            337
                                                          ---------      ---------
     Total current assets                                   115,664        110,239
Installment notes receivable and other assets                31,623         28,602
Costs in excess of net assets of business acquired, net      49,565         50,410
Property, plant and equipment, at cost:
 Land and deposits                                          183,656        183,516
 Buildings, machinery and equipment                         504,217        495,320
 Construction in progress                                    32,830         31,763
                                                          ---------      ---------
                                                            720,703        710,599
 Less: Accumulated depreciation and depletion              (310,042)      (299,134)
                                                          ---------      ---------
     Property, plant and equipment, net                     410,661        411,465
                                                          ---------      ---------
     Total assets                                         $ 607,513      $ 600,716
                                                          =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $  24,929      $  20,208
 Accrued liabilities                                         34,498         34,905
 Notes and bonds payable - current portion                       91            100
 Income taxes payable                                           895             --
 Dividends payable                                            2,324          2,324
                                                          ---------      ---------
   Total current liabilities                                 62,737         57,537
Notes and bonds payable - long term portion                 115,985        116,233
Other liabilities and deferred credits                       39,462         38,429
Deferred income taxes                                        56,327         56,325
                                                          ---------      ---------
   Total liabilities                                        274,511        268,524
                                                          ---------      ---------
Stockholders' equity:
 Common stock                                                23,273         23,240
 Additional paid-in capital                                  42,098         41,521
 Retained earnings                                          267,631        267,431
                                                          ---------      ---------
   Total stockholders' equity                               333,002        332,192
                                                          ---------      ---------
   Total liabilities and stockholders' equity             $ 607,513      $ 600,716
                                                          =========      =========

See accompanying notes to consolidated financial statements.

                                   CALMAT CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, amounts in thousands, except per share data)


                                                   Three months ended     Six months ended
                                                        June 30,                June 30,
                                                       1997       1996       1997       1996
                                                   --------   --------   --------  ---------
Revenues:
 Net sales and operating revenues                  $115,724   $105,038   $204,506   $185,564
 Gains on sales of real estate                          634      1,149      1,566      1,800
 Other income                                         2,079        495      2,984      1,974
                                                   --------   --------   --------   --------
                                                    118,437    106,682    209,056    189,338
                                                   --------   --------   --------   --------

Costs and expenses:
 Cost of products sold and operating expenses        96,425     88,139    176,139    160,806
 Selling, general and administrative expenses        11,168      9,990     21,036     19,324
 Interest expense                                     1,919      1,176      3,846      2,277
 Other expense                                          312        445        460        830
                                                   --------   --------   --------   --------
                                                    109,824     99,750    201,481    183,237
                                                   --------   --------   --------   --------


Income before taxes                                   8,613      6,932      7,575      6,101

Federal and state income taxes                        3,127      2,564      2,727      2,257
                                                   --------   --------   --------   --------

Net income                                         $  5,486   $  4,368   $  4,848   $  3,844
                                                   ========   ========   ========   ========

Weighted average shares outstanding                  23,248     23,251     23,245     23,227
                                                   ========   ========   ========   ========

Per Share Data:

Net income                                         $   0.24   $   0.19   $   0.21   $   0.17
                                                   ========   ========   ========   ========

Cash dividends                                     $   0.10   $   0.10   $   0.20   $   0.20
                                                   ========   ========   ========   ========



See accompanying notes to consolidated financial statements.

                                   CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                                  Six months ended
                                                                      June 30,

                                                                    1997        1996
                                                                --------    --------
OPERATING ACTIVITIES:
 Net income                                                     $  4,848    $  3,844
 Depreciation, cost depletion and amortization                    17,267      15,141
 Other                                                           (20,076)     (1,317)
                                                                --------    --------
   Cash provided by operating activities                           2,039      17,668
                                                                --------    --------


INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                       (18,815)    (30,583)
 Proceeds from sale of real estate                                 6,488       1,488
 Other                                                              (235)        972
                                                                --------    --------
   Cash used for investing activities                            (12,562)    (28,123)
                                                                --------    --------


FINANCING ACTIVITIES:
 Notes payable to banks                                                -      14,000
 Principal payments on bonds payable                                 (33)        (60)
 Payment of cash dividends                                        (4,648)     (4,637)
 Other                                                               723       1,152
                                                                --------    --------
   Cash (used for) provided by financing activities               (3,958)     10,455
                                                                --------    --------

 Decrease in cash                                                (14,481)          -

 Decrease in cash held in trust for section 1031 exchanges        (3,339)          -
                                                                --------    --------
 Decrease in cash and cash equivalents                           (11,142)          -
   Cash and cash equivalents, beginning of period                 17,127           -
                                                                --------    --------

   Cash and cash equivalents, end of period                     $  5,985    $      -
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported net income of $5.5 million, or $0.24 per share, for the second quarter of 1997, compared with $4.4 million, or $0.19 per share, for the prior year's second quarter. Net income was $4.8 million, or $0.21 per share, for the six months ended June 30, 1997, compared with $3.8 million, or $0.17 per share, for the comparable period in 1996.

Business segment information for the three and six months ended June 30, 1997 and 1996 is as follows:

                                               Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                  1997         1996        1997        1996
                                             ---------   ----------   ---------   ---------
                                                    (unaudited, amounts in thousands)
Revenues:

Construction Materials                       $110,532     $ 99,425    $194,423    $174,629
Properties - Operations                         5,192        5,613      10,083      10,935
Properties - Real Estate Gains                    634        1,149       1,566       1,800
Corporate and Other                             2,079          495       2,984       1,974
                                             --------     --------    --------    --------
                                             $118,437     $106,682    $209,056    $189,338
                                             ========     ========    ========    ========

                                              Three Months Ended       Six Months Ended
                                                    June 30,                 June 30,
                                                 1997         1996        1997        1996
                                             --------     --------    --------    --------
                                                    (unaudited, amounts in thousands)

Income before income taxes:

Construction Materials                       $  9,515     $  7,538    $  9,832    $  7,230
Properties - Operations                         2,436        2,483       4,769       4,828
Properties - Real Estate Gains                    634        1,149       1,566       1,800
Corporate and Unallocated Expenses, Net        (3,524)      (3,269)     (6,595)     (6,018)
Interest Expense                               (1,919)      (1,176)     (3,846)     (2,277)
Other Income                                    1,471          207       1,849         538
                                             --------     --------    --------    --------
                                             $  8,613     $  6,932    $  7,575    $  6,101
                                             ========     ========    ========    ========

Income before income taxes by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and Unallocated Expenses, Net includes corporate administrative expenses and support expenses not allocated to business segments. Other Income includes interest income and other miscellaneous items.

                                   CALMAT CO.

Construction Materials Division
-------------------------------

Sales volumes are shown below.


Amounts in Thousands                    Three Months Ended   Six Months Ended
--------------------                         June 30,              June 30,
                                          1997      1996      1997       1996
                                        ------   -------   -------   --------
Aggregates:
 Tons sold to outside customers          5,170     4,643     9,314      8,280
 Tons used in ready mixed concrete         789       869     1,473      1,564
 Tons used in asphalt                    1,472     1,277     2,496      2,228
                                         -----     -----    ------     ------
                                         7,431     6,789    13,283     12,072
                                         =====     =====    ======     ======

Tons of hot-mix asphalt sold             2,026     1,898     3,482      3,151
                                         =====     =====    ======     ======

Yards of ready mixed concrete sold         660       617     1,194      1,170
                                         =====     =====    ======     ======

Revenues in the Construction Materials Division were $110.5 million in the second quarter of 1997, up $11.1 million, or 11% compared with the corresponding 1996 period. Revenues were $194.4 million in the first six months of 1997, an increase of $19.8 million, or 11% compared with the same period in 1996. The revenue increase for the current quarter and six-month period was primarily due to higher sales volumes for aggregates, asphalt and ready mixed concrete operations and higher average selling prices for aggregates and ready mixed concrete operations.

The Division's pre-tax income from operations for the quarter increased to $9.5 million from $7.5 million in the year earlier quarter. The improved earnings are primarily the result of higher profits from our aggregates operations, due to 9% higher sales volumes and 7% higher average selling prices. Most of the earnings improvement from aggregates came from the Company's Southern California operations. Earnings from ready mixed concrete operations were slightly higher due to 7% higher sales volumes and 2% higher average selling prices, partially offset by 3% higher unit production costs. Earnings from asphalt operations were also slightly higher due to 7% higher sales volumes and 2% lower unit production costs, partially offset by 2% lower average selling prices.

The Division's pre-tax income from operations for the six months increased to $9.8 million from $7.2 million in the 1996 period. The improvement was primarily the result of higher earnings from our aggregates operations, due to 10% higher sales volumes and 8% higher average selling prices. Most of the earnings improvement from aggregates came from the Company's Southern California operations. Earnings from the ready mixed concrete operations were slightly higher due to 2% higher sales volumes and 3% higher average selling prices, partially offset by 3% higher unit production costs. Earnings from asphalt operations were essentially flat despite an 11% increase in sales volumes because of slightly lower average selling prices and slightly higher unit production costs.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.2 million in the second quarter of 1997, down $0.4 million from revenues of $5.6 million in the corresponding 1996 period, and $10.1 million in the first six months of 1997, down $0.8 million from revenues of $10.9 million in the first six months of 1996. The decrease in revenue for the current quarter and six-month period was primarily due to decreased revenue from landfill operations and developed properties which, in turn, was caused by recent sales of such properties.

                                   CALMAT CO.

-------------------

The Division's pre-tax income from operations was $3.1 million for the second quarter compared with $3.6 million in the prior year's second quarter. Included in the current quarter are $0.6 million of gains from real estate sales, compared with gains of $1.1 million in the prior year's quarter. Pre-tax income from operations was $6.3 million in the first six months of 1997 compared with $6.6 million in the prior period. Gains from real estate sales of $1.6 million are included in 1997 versus gains of $1.8 million in 1996.


Other
-----

Interest expense was $0.7 million higher in the second quarter of 1997 compared with the prior year's quarter, and $1.6 million higher in the first six months of 1997, compared with the prior year, due to higher levels of average debt outstanding and higher weighted-average interest rates. The higher average interest rate results from a long-term debt refinancing accomplished in late 1996 at favorable long-term rates.

Other income in the second quarter and in the first six months of 1997 includes a $1.1 million refund received as settlement of a prior year tax claim of a former subsidiary.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $6.0 million at June 30, 1997 compared with $17.1 million at December 31, 1996. Cash provided by operating activities was $2.0 million for the six months ended June 30, 1997. Cash used for investing activities was $12.6 million, including $18.8 million used for the purchase of property, plant and equipment. Cash used for financing activities was $4.0 million.

Working capital totaled $52.9 million at June 30, 1997, up from $52.7 million at December 31, 1996. Current ratios were 1.8 and 1.9 at June 30, 1997 and December 31, 1996, respectively.

Total consolidated long-term and short-term borrowings at June 30, 1997 and December 31, 1996 were $116.1 million and $116.3 million, respectively. Debt as a percent of total capitalization was 25.8% and 25.9%, at June 30, 1997 and December 31, 1996, respectively.

                                   CALMAT CO.

                          Part II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

 In March and September of 1995, unfair labor practice claims were filed against the Company, alleging that the Company had committed certain unfair labor practices relating to the Southern California I.U.O.E. Local 12 labor strike, which began in July 1995. The Regional Director of the National Labor Relations Board (NLRB) ruled that the allegations against the Company were without merit and dismissed the case. The I.U.O.E. Local 12 appealed the case to the NLRB Office of Appeals. On May 23, 1997 an NLRB Administrative Law Judge recommended a ruling in favor of the I.U.O.E. Local 12. The Company has filed exceptions to the recommendation and is awaiting the decision of the NLRB. Management continues to believe that the Company will ultimately prevail in this proceeding, but if unsuccessful, the Company intends to appeal the matter to the Federal Circuit Court of Appeal. The Company is unable, at this time, to estimate the total damages that could result if the Company ultimately does not prevail in this matter.


ITEM 2.  CHANGES IN SECURITIES
-------------------------------

 At its regularly scheduled meeting on July 22, 1997, the Board of Directors of the Company approved an amendment to the Rights Agreement, originally adopted on September 22, 1987. The amendment includes an extension of the Rights Plan for ten years, a provision for a cashless exercise of the Rights, and a provision requiring the concurrence of a majority of the continuing directors to amend or supplement the Rights Plan whenever approval is required for a redemption of the Rights.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

 The annual meeting of stockholders of the Company was held in Los Angeles, California on May 27, 1997. Items that were submitted to a voting of stockholders included 1) a proposal to elect thirteen directors, all of whom were elected, 2) a proposal to ratify the selection of Coopers and Lybrand L.L.P. as the Company's independent auditors for 1997, which was passed and 3) two stockholder proposals, one recommending that the Directors engage the services of an investment banker to explore all alternatives to enhance the value of the Company, including possible sale or merger of the Company, and one recommending that the Directors receive a minimum of fifty percent of their compensation in Company stock. Both stockholder proposals were defeated.

 The results of the voting are detailed below:

   Shares of outstanding and entitled to vote:  23,244,812
   Total shares voted:  22,107,427
   % of shares outstanding:  95.107

 Items submitted to a vote:
 --------------------------

 1. To elect thirteen directors, comprising the entire Board of Directors, to serve during the ensuing year and until their successors are elected or appointed:

Nominees                                                       Broker
--------                          For          Withheld       Non-Votes
                              -----------   -------------   ------------
Argue, J.C.                    21,132,350         975,077            -0-
 % of votes cast                   95.589           4.411
 % of shares outstanding           90.912           4.195

Brown, A.                      21,127,984         979,434            -0-
 % of votes cast                   95.570           4.430
 % of shares outstanding           90.893           4.214

Brown, D.R.                    21,150,901         958,193            -0-
 % of votes cast                   95.673           4.334
 % of shares outstanding           90.992           4.122

Conger, H. M.                  21,143,634         963,793            -0-
 % of votes cast                   95.640           4.360
 % of shares outstanding           90.961           4.146

Dezember, R. S.                21,110,884         996,543            -0-
 % of votes cast                   95.492           4.508
 % of shares outstanding           90.820           4.287

Gerstell, A. F.                21,059,058       1,048,369            -0-
 % of votes cast                   95.258           4.742
 % of shares outstanding           90.597           4.510

Grant, R. A.                   21,148,184         959,243            -0-
 % of votes cast                   95.661           4.339
 % of shares outstanding           90.980           4.127

Huston, W. T.                  21,142,184         965,243            -0-
 % of votes cast                   95.634           4.366
 % of shares outstanding           90.954           4.153

Landry, E.A.                   21,151,301         957,793            -0-
 % of votes cast                   95.675           4.332
 % of shares outstanding           90.994           4.120

Lee, T.L.                      21,149,184         958,243            -0-
 % of shares outstanding           95.666           4.335
 % of votes cast                   90.985           4.122

Linden, T. M.                  21,136,050         971,377            -0-
 % of votes cast                   95.606           4.394
 % of shares outstanding           90.928           4.179

Nelson, G. R.                  21,129,500         979,593            -0-
 % of votes cast                   95.576           4.431
 % of shares outstanding           90.900           4.214


-------------------

                                                             Broker
                                  For          Withheld     Non-Votes
                              ----------       ---------   ----------
Peeler, S. T.                 21,094,322       1,013,105          -0-
   % of votes cast                95.417           4.583
   % of shares outstanding        90.749           4.358


2. To ratify the selection of Coopers and Lybrand L.L.P. as independent auditors for 1997:

                                                                   Broker
                                  For         Against  Absentees   Non-Votes
                              ----------     -------  ---------   ---------
                              22,009,365     57,664     40,398       -0-
   % of votes cast                99.556       .261       .183
   % of shares outstanding        94.685       .248       .174

3. To act upon two proposals submitted by stockholders:

   Stockholder's Proposal on Sale or Merger of Company
   ---------------------------------------------------

                                                                       Broker
                                 For         Against     Absentees    Non-Votes
                             -----------   -----------   ----------   ----------

                               4,622,840    14,672,876      314,582    2,497,129
   % of votes cast                23.574        74.822        1.604            -
   % of shares outstanding        19.888        63.123        1.353       10.743

   Stockholder's Proposal on Stock Compensation
   --------------------------------------------

                                                                       Broker
                                 For         Against     Absentees    Non-Votes
                             -----------   -----------   ----------   ----------
                               2,590,543    16,682,350      337,405    2,497,129
   % of votes cast                13.210        85.069        1.721            -
   % of shares outstanding        11.145        71.768        1.452       10.743

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a) Exhibit 4.3: Amendment #2, dated as of July 22, 1997, to the Rights Agreement, dated as of September 22, 1987, between CalMat Co., a Delaware corporation, and First Chicago Trust Company of New York, a national banking association, as Rights Agent.

     (b)  Exhibit 27. Financial Data Schedule.

     (c) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   CALMAT CO.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CALMAT CO.
                                       ---------------------------------
                                        (Registrant)



Date:  August 8, 1997               By: /s/ H. James Gallagher
                                       ---------------------------------
                                        H. James Gallagher,
                                        Executive Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer



Date:  August 8, 1997               By: /s/ Brent L. Stumme
                                       ---------------------------------
                                        Brent L. Stumme
                                        Vice President, Corporate Controller