Form 10-Q
period 1997-09-30
CALMAT CO
filed 1997-11-13
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO
                                   ---------------   ----------------
     Commission File Number 1-7035

                                   CALMAT CO.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           95-0645790
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            Identification No.)

           3200 San Fernando Road, Los Angeles, California    90065
--------------------------------------------------------------------------------
            (Address of principal executive offices)          (ZIP Code)

Registrant's telephone number, including area code                (213) 258-2777
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

23,394,761 shares of Common Stock were outstanding at November 5, 1997.

                                   CALMAT CO.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                      PAGE
   Item 1.   Financial Statements

             (a)  Consolidated Balance Sheets:
                  September 30, 1997 and December 31, 1996                            3

             (b) Consolidated Statements of Operations:
                 For the Three and Nine Months Ended September 30, 1997 and 1996      4

             (c) Consolidated Statements of Cash Flows:
                 For the Nine Months Ended September 30, 1997 and 1996                5

             (d) Notes to Consolidated Financial Statements                           6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                       10

    Item 6.  Exhibits and Reports on Form 8-K                                        10

     Signatures                                                                      11

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                                         September 30,   December 31,
                                                                                             1997            1996
                                                                                         -------------   -------------
                                                                                          (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                                   $  2,259       $  17,127
 Cash held in trust for section 1031 exchanges                                                    425           8,648
 Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($6,240 in 1997 and $5,309 in 1996)                                                         86,348          52,558
 Income taxes receivable                                                                            -           1,395
 Inventories                                                                                   16,988          13,972
 Prepaid expenses and other                                                                     4,558           4,335
 Deferred income taxes                                                                         11,867          11,867
 Installment notes receivable-current portion                                                     233             337
                                                                                             --------       ---------
     Total current assets                                                                     122,678         110,239
Installment notes receivable and other assets                                                  35,544          28,602
Costs in excess of net assets of businesses acquired, net                                      49,142          50,410
Property, plant and equipment, at cost:
 Land and deposits                                                                            195,909         183,516
 Buildings, machinery and equipment                                                           514,266         495,320
 Construction in progress                                                                      33,846          31,763
                                                                                             --------       ---------
                                                                                              744,021         710,599
 Less:  Accumulated depreciation and depletion                                               (313,195)       (299,134)
                                                                                             --------       ---------
     Property, plant and equipment, net                                                       430,826         411,465
                                                                                             --------       ---------
     Total assets                                                                            $638,190       $ 600,716
                                                                                             ========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                            $ 32,212       $  20,208
 Accrued liabilities                                                                           42,215          34,905
 Notes and bonds payable - current portion                                                        331             100
 Income taxes payable                                                                           3,285               -
 Dividends payable                                                                              2,327           2,324
                                                                                             --------       ---------
   Total current liabilities                                                                   80,370          57,537
Notes and bonds payable - long term portion                                                   121,651         116,233
Other liabilities and deferred credits                                                         38,342          38,429
Deferred income taxes                                                                          56,490          56,325
                                                                                             --------       ---------
   Total liabilities                                                                          296,853         268,524
                                                                                             --------       ---------
Stockholders' equity:
 Common stock                                                                                  23,349          23,240
 Additional paid-in capital                                                                    43,435          41,521
 Retained earnings                                                                            274,553         267,431
                                                                                             --------       ---------
   Total stockholders' equity                                                                 341,337         332,192
                                                                                             --------       ---------
   Total liabilities and stockholders' equity                                                $638,190       $ 600,716
                                                                                             ========       =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)


                                                   Three months ended     Nine months ended
                                                      September 30,         September 30,
                                                     1997       1996       1997      1996
                                                   --------   --------   --------   --------
Revenues:
 Net sales and operating revenues                  $132,074   $114,978   $336,580   $300,542
 Gains on sales of real estate                        2,607        832      4,173      2,632
 Other income                                         1,662        750      4,646      2,724
                                                   --------   --------   --------   --------
                                                    136,343    116,560    345,399    305,898
                                                   --------   --------   --------   --------

Costs and expenses:
 Cost of products sold and operating expenses       109,885     96,573    286,024    257,379
 Selling, general and administrative expenses        10,894      9,208     31,930     28,532
 Interest expense                                     1,941      1,668      5,787      3,945
 Other expense                                          337        516        797      1,346
                                                   --------   --------   --------   --------
                                                    123,057    107,965    324,538    291,202
                                                   --------   --------   --------   --------

Income before income taxes                           13,286      8,595     20,861     14,696

Federal and state income taxes                        4,022      3,401      6,749      5,658
                                                   --------   --------   --------   --------

Net income                                         $  9,264   $  5,194   $ 14,112   $  9,038
                                                   ========   ========   ========   ========

Per Share Data:

Net income                                         $   0.39   $   0.22   $   0.60   $   0.39
                                                   ========   ========   ========   ========

Weighted average shares outstanding                  23,503     23,252     23,360     23,236
                                                   ========   ========   ========   ========

Cash dividends per share                           $   0.10   $   0.10   $   0.30   $   0.30
                                                   ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)


                                                                                      Nine months ended
                                                                                         September 30,
                                                                                       1997        1996
                                                                                   --------    --------
OPERATING ACTIVITIES:
 Net income                                                                        $ 14,112    $  9,038
 Depreciation, cost depletion and amortization                                       26,213      23,309
 Other                                                                              (25,532)     (4,649)
                                                                                   --------    --------
  Cash provided by operating activities                                              14,793      27,698
                                                                                   --------    --------



INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                          (28,223)    (50,323)
 Proceeds from sale of real estate                                                   11,272       2,827
 Businesses acquired                                                                (23,610)          -
 Installment notes receivable                                                           398       6,395
 Other                                                                                1,187         767
                                                                                   --------    --------

  Cash used for investing activities                                                (38,976)    (40,334)
                                                                                   --------    --------



FINANCING ACTIVITIES:
 Notes payable to banks                                                               9,000      19,250
 Principal payments on notes and bonds payable                                       (3,127)        (60)
 Payment of cash dividends                                                           (6,972)     (6,960)
 Other                                                                                2,191       1,259
                                                                                   --------    --------

  Cash provided by financing activities                                               1,092      13,489
                                                                                   --------    --------

Increase/(decrease) in cash                                                         (23,091)        853
Increase/(decrease) in cash held in trust for section 1031 exchanges                 (8,223)        853
                                                                                   --------    --------
Decrease in cash and cash equivalents                                               (14,868)          -
 Cash and cash equivalents, beginning of period                                      17,127           -
                                                                                   --------    --------
 Cash and cash equivalents, end of period                                          $  2,259    $      -
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

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported net income of $9.3 million, or $0.39 per share, for the third quarter of 1997, compared with $5.2 million, or $0.22 per share, for the prior year's third quarter. Net income was $14.1 million, or $0.60 per share, for the nine months ended September 30, 1997, compared with net income of $9.0 million, or $0.39 per share, for the comparable period in 1996.

Business segment information for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                                                 Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                   1997         1996          1997        1996
                                                               --------     --------     ---------   ---------
                                                                        (unaudited, amounts in thousands)
Revenues:

Construction Materials                                         $126,887     $109,448     $321,310    $284,077
Properties - Operations                                           5,187        5,530       15,270      16,465
Properties - Real Estate Gains                                    2,607          832        4,173       2,632
Corporate and Other                                               1,662          750        4,646       2,724
                                                               --------     --------     --------    --------
                                                               $136,343     $116,560     $345,399    $305,898
                                                               ========     ========     ========    ========



Income before income taxes:

Construction Materials                                         $ 12,462     $  9,743     $ 22,294    $ 16,974
Properties - Operations                                           2,229        2,658        6,998       7,486
Properties - Real Estate Gains                                    2,607          832        4,173       2,632
Corporate and Unallocated Expenses, Net                          (3,348)      (2,927)      (9,943)     (8,946)
Interest Expense                                                 (1,941)      (1,668)      (5,787)     (3,945)
Other Income (Expense)                                            1,277          (43)       3,126         495
                                                               --------     --------     --------    --------
                                                               $ 13,286     $  8,595     $ 20,861    $ 14,696
                                                               ========     ========     ========    ========


Income before income taxes by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and Unallocated Expenses, Net includes corporate administrative expenses and support expenses not allocated to business segments. Other Income (Expense) includes interest income and other miscellaneous items.

                                  CALMAT CO.


Construction Materials Division
-------------------------------

Sales volumes are shown below.



Amounts in Thousands  (unaudited)                        Three Months Ended     Nine Months Ended
--------------------                                        September 30,          September 30,
                                                           1997       1996        1997        1996
                                                          -----      -----      ------      ------
Aggregates:
Tons sold to outside customers                            5,357      4,603      14,671      12,883
Tons used in ready mixed concrete                           832        767       2,305       2,331
Tons used in asphalt                                      1,807      1,573       4,303       3,801
                                                          -----      -----      ------      ------
                                                          7,996      6,943      21,279      19,015
                                                          =====      =====      ======      ======

Tons of hot-mix asphalt sold                              2,585      2,297       6,067       5,448
                                                          =====      =====      ======      ======

Yards of ready mixed concrete sold                          667        630       1,861       1,800
                                                          =====      =====      ======      ======


Revenues in the Construction Materials Division were $126.9 million in the third quarter of 1997, up $17.4 million, or 16% compared with the corresponding 1996 period, and $321.3 million in the first nine months of 1997, up $37.2 million, or 13% compared with the same period in 1996. The revenue increase for the current quarter and nine-month period was due to higher unit sales volumes and average selling prices for aggregates, ready mixed concrete and asphalt operations.

The Division's pre-tax income from operations was $12.5 million in the third quarter compared with $9.7 million in the year earlier period. The improved results reflect higher earnings from our aggregates and asphalt operations. Sales volumes increased 15% for aggregates and 13% for asphalt, while average selling prices increased 2% for both aggregates and asphalt. Ready mixed concrete results were lower despite a 6% increase in sales volumes and 2% higher average selling prices. The decline was due to 5% higher unit production costs, which was largely the result of higher cement costs.

The Division's pre-tax income from operations for the first nine months was $22.3 million compared with $17.0 million in the 1996 period. The improved earnings largely stem from the Company's aggregates operations which had 12% higher sales volumes, 6% higher average selling prices and flat unit production costs. Also contributing to the improved earnings were the Company's asphalt operations which had 11% higher sales volumes, 1% higher average selling prices and flat unit production costs. Ready mixed concrete results were lower despite a 3% increase in sales volumes and 2% higher average selling prices. The decline was due to 4% higher unit production costs, with more than one-half the result of increased cement costs.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.2 million in the third quarter of 1997 compared with $5.5 million in the corresponding 1996 period, and $15.3 million in the first nine months of 1997 compared with $16.5 million in the first nine months of 1996. The decrease in revenue for the current quarter and nine-month period was largely due to decreased revenues from developed properties which, in turn, was caused by recent sales of such properties.

The Division's pre-tax income from operations increased to $4.8 million for the third quarter of 1997 compared with $3.5 million in the prior year's third quarter. The current quarter includes $2.6 million of gains from real estate sales, compared with gains of $0.8 million in the prior year's quarter. Excluding real estate gains, the Division's pre-tax income from operations declined $0.4 million, due in part to recent sales of income-producing property.

The Division's pre-tax income from operations increased to $11.2 million in the first nine months of 1997 compared with $10.1 million in the prior period. Gains from real estate sales of $4.2 million are included in 1997 versus gains of $2.6 million in 1996. Excluding real estate gains, the Division's pre-tax income from operations decreased $0.5 million, due in part to recent sales of income-producing property.

                                  CALMAT CO.


Other
-----

Interest expense was $0.3 million higher in the third quarter of 1997, compared with the prior year's quarter, and $1.8 million higher in the first nine months of 1997, compared with the prior year, due to higher levels of average debt outstanding and higher weighted-average interest rates. The higher average interest rate results from a long-term debt refinancing accomplished in late 1996.

The income tax provision in the third quarter and in the first nine months of 1997 includes a $0.8 million tax benefit as a result of a settlement of a prior year tax claim related to the sale of a landfill operation.

Other income in the third quarter and in the first nine months of 1997 includes $1.0 million of interest income related to the landfill tax settlement. Other income in the first nine months of 1997 also includes a $1.1 million refund received as settlement of a prior year tax claim of a former subsidiary.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $2.3 million at September 30, 1997 compared with $17.1 million at December 31, 1996. Cash provided by operating activities was $14.8 million for the nine months ended September 30, 1997. Cash used for investing activities was $39.0 million, including $28.2 million for the purchase of property, plant and equipment and $23.6 million for business acquisitions, partially offset by proceeds from the sales of real estate of $11.3 million. Cash provided by financing activities was $1.1 million, including a $5.9 million net increase in debt, and a $2.0 million increase in stock options exercised, partially offset by cash dividends of $7.0 million.

Working capital totaled $42.3 million at September 30, 1997, a $10.4 million decrease from $52.7 million at December 31, 1996. The decrease in working capital was due to a $23.1 million decrease in cash and a $19.3 million increase in accounts payable and accrued liabilities, partially offset by a $33.8 million increase in trade accounts receivable. Current ratios were 1.5 and 1.9 at September 30, 1997 and December 31, 1996, respectively.

Total consolidated long-term and short-term borrowings at September 30, 1997 and December 31, 1996 were $122.0 million and $116.3 million, respectively. Debt as a percent of total capitalization was 26.3% and 25.9%, at September 30, 1997 and December 31, 1996, respectively.

Other
-----

The Company announced on October 7, 1997 that it will emphasize growth of its core construction materials business by selling its industrial and office properties, and by accelerating the sale of 9,584 acres of property not being used in its construction materials business, including prime sites currently available for development. These properties are located in Los Angeles, San Diego, Phoenix and Albuquerque and have a book value of approximately $93 million. The Company expects to sell these assets over the next two years with expected proceeds of between $150 million and $170 million. The Company will continue to own in excess of 20,000 acres, and will sell properties as they are no longer used in the construction materials business.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings
-------------------------

Operating Industries, Inc. Landfill Site
----------------------------------------

In 1988, the U.S. Environmental Protection Agency ("EPA"), the State of California and the California Hazardous Substance Account named the Company and over 200 other parties defendants in a civil action alleging joint and several liability pursuant to certain California statutes and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of the former Operating Industries, Inc. landfill site in Monterey Park, California. The EPA's current allegation is that the Company disposed of hazardous substances representing 0.0675 percent of the total volume of waste at the site. The Company believes, however, that the substances attributed to it at the site were not hazardous.

To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA recently reached a decision as to the Final Remedy to be implemented for the site and currently estimates the total cost for implementation to be shared by all parties to be $289 million.

Although the Company's share of any liability is still undetermined, and the ultimate outcome of this action cannot be predicted with certainty, the Company believes that this matter will be resolved without a material adverse effect on its financial position or results of operations. The Company's belief is based on its position that the wastes attributed to it at the site were not hazardous, its extremely small share of the waste at the site compared to wastes attributable to the other defendants, and its belief that it has recourse to insurance coverage for at least a substantial portion of any resulting liability.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a) Exhibit 4.1: Amendment #1 to Form 8-A for Registration of Certain Classes of Securities, dated and filed with the Securities and Exchange Commission on September 30, 1997, is incorporated herein by reference.

(b)  Exhibit 27. Financial Data Schedule

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CALMAT CO.
                                     --------------------------------
                                         (Registrant)



Date:  November 10, 1997             By:/s/H. James Gallagher
                                        ----------------------------------
                                        H. James Gallagher
                                        Executive Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer




Date:  November 10, 1997             By:/s/Brent L. Stumme
                                        ------------------------------------
                                        Brent L. Stumme
                                        Vice President, Corporate Controller