Form 10-K
period 1997-12-31
CALMAT CO
filed 1998-03-30
CIK 23533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K
                       For Annual and Transition Reports
    Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-1162

                                   CALMAT CO.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            95-0645790
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                         Identification Number)

3200 SAN FERNANDO ROAD, LOS ANGELES, CALIFORNIA                   90065
   (Address of Principal Executive Offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (213) 258-2777

          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------
    COMMON STOCK, $1 PAR VALUE                NEW YORK STOCK EXCHANGE
                                                 PACIFIC EXCHANGE

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

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of the filing.

$520,375,833  COMPUTED ON THE BASIS OF $27.00 PER SHARE, WHICH WAS THE LAST SALE
            PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 23, 1998.

   Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date.
     23,775,479 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF MARCH 23, 1998.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

CALMAT CO.'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE ANNUAL MEETING TO BE
                                HELD IN MAY 1998
          IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

================================================================================

                               TABLE OF CONTENTS

ITEM
NUMBER                                                            PAGE
------                                                            ----

                                     PART I
Item 1.      Business...........................................   1
Item 2.      Properties.........................................   5
Item 3.      Legal Proceedings..................................   5
Item 4.      Submission of Matters to a Vote of Security Holders   6


                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters................................   8
Item 6.      Selected Financial Data............................   9
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations................  10
Item 8.      Financial Statements and Supplementary Data........  14
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................  34


                                    PART III

Item 10.     Directors and Executive Officers of Registrant.....  34
Item 11.     Executive Compensation.............................  34
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management.....................................  34
Item 13.     Certain Relationships and Related Transactions.....  34


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedule, and
             Reports on Form 8-K................................  34
Signatures......................................................  42

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


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about the Company's business segments for the years ended December 31, 1997, 1996 and 1995 is incorporated in Note 11 of the "Notes to Consolidated Financial Statements," located on pages 30 and 31 of this Annual Report on Form 10-K.


NARRATIVE DESCRIPTION OF BUSINESS

     CONSTRUCTION MATERIALS DIVISION

     The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. Included within this Division is Western Environmental Contracting, Inc., a wholly owned subsidiary that provides portable crushing, recycled road base and contracting services. The Division operates aggregates processing plants at 33 locations in the major markets of Southern and Central California, Sacramento, the San Francisco Bay area, Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. The Division also operates asphalt plants at 33 locations in the metropolitan Los Angeles and San Diego, Sacramento, San Francisco Bay and San Joaquin Valley areas of California, Phoenix and Tucson, Arizona, and Albuquerque, New Mexico. Of the 33 asphalt locations, 18 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 26 locations in the same markets as the aggregates processing plants, except for Los Angeles, Sacramento and the San Francisco Bay area. Of the 26 ready mixed concrete locations, 11 are sites which also have aggregates processing plants. Examples of projects to which the Company will supply aggregates, asphalt and/or ready mixed concrete in 1998 include: in California, the Alameda Corridor project, (a $1.9 billion venture connecting downtown Los Angeles to the Long Beach/Los Angeles Harbor areas via new rail lines and major street improvements), Orange County's Eastern Corridor, the expansion of Highways 41, 168 and 242 and the Highway 76 overlay, and Bakersfield's Convention Center; in Arizona, a new water treatment plant in Scottsdale and a major cross-cut drainage channel in Phoenix; and, in New Mexico, Albuquerque's International Airport, the city's Montano Bridge and a new cancer research center at the University of New Mexico.

     Aggregates

     The Company operates aggregates processing plants at 33 locations, serving Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Sacramento, Santa Barbara and the San Francisco Bay area of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. The Company believes it is the largest supplier of construction aggregates in the greater Los Angeles area. During 1997, the Company sold 28.6 million tons of aggregates. As of December 31, 1997, the Company had estimated aggregates reserves of nearly 1.9 billion tons, located near the major urban centers of the markets it serves. A schedule of the Company's estimated aggregates reserves is found on page 40 of this Annual Report on Form 10-K. The Company owns or has long-term leases or options for all of the properties on which its reserves are located. In all cases where required by law, the Company obtains permits from various governmental authorities prior to the commencement of its mining activities. Approximately 54% of the Company's total reserves are either fully permitted or in the process of being permitted. As is typical of major aggregates producers with a number of production facilities, the currently permitted reserves at the Company's quarries, expressed in terms of years of production at historical rates, varies widely. In the Company's case, permitted reserves vary from approximately two to three years at several older facilities to 20 years or more at many others. The Company has permitting or alternative production plans for all of its sites where reserves could be depleted in less than 10 years, and believes that its current reserves position provides it with a significant long-term competitive advantage.

     To further assure sufficient reserves and adequate facilities to meet future demand, the Company continues to add new aggregates reserves. During 1997, Triangle Rock Products, Inc., the Company's wholly-owned subsidiary, acquired the assets of Sacramento Aggregates, Inc., which is expected to yield 30 million tons of reserves. In 1996, the Company purchased the 2,000-acre San Emigdio reserves near Bakersfield, California. The Company believes that San Emigdio contains enough aggregates to meet the needs of this growing area for many years. During 1995, the Company purchased its joint venture partner's 50% share of the partnership which owns Azusa Rock, Inc., located ten miles from Los Angeles, to become the sole owner of this 120-million ton reserve. In March 1994, the Company was awarded a contract to remove 18 million tons of rock, sand and silts from Irvine Lake in Orange County, California where commercial aggregates production has recently commenced. In addition, the Company obtained permits for more than 50 million tons of sand and gravel near San Bernardino, California in 1993, which should allow the Company to meet the needs of that region for several decades.


      Hot-Mix Asphalt

     The Company believes that its asphalt operation, known by the trade name Industrial Asphalt, is one of the largest suppliers of hot-mix asphalt to the construction industry nationwide, and the Company believes it is the largest such supplier in California. The Company produces and supplies asphalt and related specialty products.

     The primary source of revenue from asphalt operations is from the sale of hot-mix asphalt. Hot-mix asphalt consists by volume of approximately 95% aggregates and 5% liquid asphalt (a refined petroleum product). Of the 33 Company locations with asphalt facilities, 18 are sites that also have aggregates processing plants and/or ready mixed concrete plants. This proximity provides the Company with a competitive advantage in those markets due to the availability of aggregates and transportation cost savings. At all other asphalt plants, more than one source of aggregates is available, and at all asphalt plants, more than one source of liquid asphalt is available.

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


     PROPERTIES DIVISION

     CalMat's 37,000 acres of fee owned and leased lands are managed and overseen by the Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

     The Company's land management strategy encompasses a variety of post-mining uses such as agriculture, native habitat restoration, water conservation and commercial, residential and industrial development. Reclaimed property is typically subdivided into lots and developed by the Company or sold in lot parcels to developers once necessary zoning and permits are obtained.
Currently, the Company owns approximately 798,000 square feet of office and industrial buildings, of which approximately 541,500 square feet are adjacent to mining and processing operations.

     In October 1997, the Company announced that it will emphasize growth of its core construction materials business by selling its industrial and office properties, and by accelerating the sale of 9,600 acres of property not being used in its construction materials business, including prime sites currently available for development. These properties are located in Los Angeles, San Diego, Phoenix and Albuquerque and have a book value of approximately $93 million. The Company expects to sell these assets over the next two years, with estimated proceeds of between $150 million and $170 million. The Company will continue to own approximately 18,000 acres of land not being used in the construction materials business, and will sell properties as they are no longer so used.

     Beginning in 1988, the Company discontinued its development of industrial and office buildings. Since that time, the Company has sold 36 such buildings (totaling approximately 1.8 million square feet).

     The Division currently operates ten landfills. All of the Company's existing and planned landfills are designed and have permits to accept only non-hazardous construction rubble, except that the Company's landfill in Phoenix, Arizona also accepts construction debris.


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

     During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by some government agencies. The Company attempts to minimize the generation of such waste material and recycles most of it. A small amount of remaining waste is disposed of in fully permitted off-site landfills.

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


     Employees and Other Labor Information

     The Company had 1,880 full-time employees as of December 31, 1997. Of these, 545 were salaried and 1,335 were hourly.

     The Company is party to 26 collective bargaining agreements covering a total of 984 employees. Thirteen of these agreements, covering 351 employees, are currently being negotiated, including one with the Company's Teamster employees in Bakersfield. Six contracts with other local unions will expire in 1998 covering a total of 349 employees. If the Company is unable to reach negotiated settlements for any of these contracts, it is likely that a strike would occur. A strike, should one occur, will depress volumes and cause plant efficiencies to suffer.

     In January 1997, the National Labor Relations Board certified the results of an election decertifying I.U.O.E. Local 12 as the bargaining representative of the Company's 47 asphalt employees working in its 21 asphalt plants located in Southern California. These plants are now being operated as non-union.

     In January 1997, a two-week labor strike by San Diego, California's Teamster members, affecting 61 Teamster employees, caused the Company to experience temporary volume losses and higher costs.

     In August 1997, a labor strike by Southern California's I.U.O.E. Local 12 members that began in July 1995 and affected 141 employees was ended when its members offered to unconditionally return to work.

     In March 1998, Teamsters Local 186, whose contract had expired in 1994 leading to a ten-week strike in 1994, ratified the Company's offer for a new agreement.

     OTHER

     In 1990 Onoda California, Inc. ("Onoda") and the Company consummated a transaction whereby the Company distributed to Onoda all of its shares of stock in CPC in exchange for certain shares of stock of the Company that were then held by Onoda. In addition, prior to 1990, certain other related transactions were accomplished, including the Company's contribution of certain assets to CPC and CPC's distribution of all of its shares of stock in one of its subsidiaries to the Company (along with the Company's distribution of the CPC stock to Onoda, the "Onoda Transactions"). The Onoda Transactions were reported as tax-free transactions for federal income tax purposes. Based on an analysis of the tax law in effect at the time of the Onoda Transactions, the Company believes that this treatment of the Onoda Transactions is correct, and has not established financial statement reserves for this matter. The Internal Revenue Service (the
"IRS") is now examining the Onoda Transactions.   There can be no assurance that
the IRS will not challenge the Company's position regarding the proper tax treatment of the Onoda Transactions. If the IRS does challenge the Company's position and is ultimately successful in denying the Company's treatment of the Onoda Transactions, the resulting tax liability would have a material adverse effect on the Company's financial position.

     As is the case with other companies in the same industries, the Company's products contain varying amounts of crystalline silica, a common mineral that is a component of most sands. Excessive, prolonged inhalation of very small particles (principally those less than ten microns in size) of crystalline silica has been associated with non-malignant lung disease. In 1987, the carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer ("IARC") and later by the National Toxicology Program. The IARC found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." However, in October 1996, an IARC working group voted 10 to 7 to reclassify crystalline silica as a "Group One" substance, considered to be a human carcinogen. The IARC Report was finalized in 1997 and is now being considered by OSHA and MSHA. In anticipation of new federal requirements resulting from the IARC Report, the Company has added the appropriate warnings to its sales documents, posted warnings at affected sites, revised all Material Safety Data Sheets (MSDSs), and now provides safety training on this topic to all affected employees. The Company is not a party to any pending or threatened litigation regarding crystalline silica.


ITEM 2.  PROPERTIES

PLANT FACILITIES

     See "Item 1. Business" on page 1 of this Annual Report on Form 10-K for additional information relating to these properties.

     The Company makes a practice of leasing idle land which has been obtained for its aggregates reserves during periods when the land is not used for operations. During 1997, approximately 136 leases covering more than 1,750 acres were in effect. These leaseholds were used for farming, storage locations and other uses. Additionally, the Company owns approximately 800,000 square feet of commercial and industrial buildings, approximately 550,000 square feet of which are located in close proximity to aggregates operations and buffer the adjacent mining and processing operations. A total of 36,590 acres are owned or leased by the Company.

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


ENVIRONMENTAL - ADMINISTRATIVE AND JUDICIAL PROCEEDINGS

     Operating Industries, Inc. Landfill Site

      The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a defendant in a civil action involving one "Superfund" cleanup site. The Company is one of many entities so named. To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA recently reached a decision as to the Final Remedy to be implemented for the site and currently estimates the total cost for implementation to be shared by all parties to be $289 million. Although the Company's share of any liability is still undetermined, and the ultimate outcome of this action cannot be predicted with certainty, the Company believes that this matter will be resolved without a material adverse effect on either its financial position or results of operations. The Company's belief is based on its position that the wastes attributed to it at the site were not hazardous, its extremely small share of the waste at the site compared to wastes attributable to the other defendants, and its belief that it has recourse to insurance coverage for at least a substantial portion of any resulting liability.


     San Gabriel Valley Superfund Area

     The EPA has named the Company and more than 300 other entities as "potentially responsible parties" ("PRPs") under CERCLA in connection with alleged groundwater contamination at four sites designated as San Gabriel Valley Areas 1 to 4 in Los Angeles County, California (the "Sites"). In January 1995, the Company received a letter from the EPA advising it that the EPA does not plan to ask the Company to participate in the cleanup of the regional groundwater contamination at the Sites.


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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected by the Board of Directors annually, and serve at the pleasure of the Board or until their successors are qualified and elected. The following is a list of executive officers of the Company:

     NAME                                OFFICE
     ----                                ------

A. FREDERICK GERSTELL      Chairman of the Board and Chief Executive Officer

Mr. Gerstell, 60, has held the office of Chairman of the Board and Chief Executive Officer of the Company since July 1996. He previously served as Chairman, President, Chief Executive Officer and Chief Operating Officer. He became Chairman of the Board in January 1991. He served as President and Chief Executive Officer from 1988 through 1990. From 1984 to 1988, he served as President and Chief Operating Officer. Prior to the formation of the Company by the combination of Conrock and CPC in 1984, he was President and Chief Operating Officer of CPC and employed by CPC from 1975.

SCOTT J  WILCOTT           Executive Vice President, Law and Property

Mr. Wilcott, 60, was elected to his current position in August 1990. He also serves as President of CalMat Properties Co., and CalMat Land Co., subsidiaries of the Company. In 1989, he served as Executive Vice President, General Counsel and Secretary of the Company. From 1984 to 1989, he served as Senior Vice President, Legal Counsel and Secretary. From 1968 until the formation of the Company in 1984, Mr. Wilcott was employed by Conrock.

PAUL STANFORD              Executive Vice President, General Counsel and
                           Secretary

Mr. Stanford, 55, was elected to his current position in August 1996. From February 1995 to August 1996, he served as Executive Vice President - Administration, General Counsel and Secretary. From June 1993 until February 1995, he served as Senior Vice President - Administration, General Counsel and Secretary. From August 1990 until June 1993, he served as Vice President, General Counsel and Secretary. Before joining the Company, from 1981, he was engaged in the practice of business law with the firm of Paul, Hastings, Janofsky & Walker.

H. JAMES GALLAGHER         Executive Vice President, Finance, Chief Financial
                           Officer and Treasurer

Mr. Gallagher, 51, was elected to his current position in November 1996. From August 1993 to November 1996, he served as Executive Vice President, Finance and Chief Financial Officer. From 1987 to August 1993, he served concurrently as Executive Vice President, Chief Financial Officer and Director of Pacific Enterprises Oil Co., and Senior Vice President, Chief Financial Officer and Director of Pacific Interstate Company. He previously served as Vice President, Controller and Chief Financial Officer of Pacific Interstate Company from 1979, and Manager of Internal Audits of Pacific Enterprises, Inc. from 1975.

EDWARD J. KELLY          Senior Vice President, Corporate Development

Mr. Kelly, 42, was elected to his current position in November 1996. From January 1994 to November 1996, he served as Senior Vice President, Treasurer and Chief Accounting Officer. He served as Senior Vice President, Controller and Chief Accounting Officer from June 1993 to January 1994. From December 1990 until June 1993, he served as Vice President and Controller. He was employed by Superior Industries International, Inc., a manufacturer of automotive products, as Vice President, Corporate Controller and Secretary, from 1985 to 1990.

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


                                                  Dividends
Period                         High       Low      Declared
---------------------------   ------   ---------   --------

     1997
          First Quarter       19 1/4      17 1/4       $.10
          Second Quarter      22          17            .10
          Third Quarter       26          20 1/2        .10
          Fourth Quarter      28          23 3/8        .10

     1996
          First Quarter       18 3/4      17 1/4       $.10
          Second Quarter      18 7/8      16 3/8        .10
          Third Quarter       18 3/4      16 3/4        .10
          Fourth Quarter      19 3/4      18            .10


At December 31, 1997, there were 1,022 holders of record of the Company's Common Stock, $1 par value.

 ITEM 6.  SELECTED FINANCIAL DATA

                                                                          For the years ended December 31,
                                                            -----------------------------------------------------------
(Amounts in thousands, except per share data)                   1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales and operating revenues                              $460,973    $399,083    $370,313     $365,243    $348,413
Net gains on sale of real estate                                 5,377       5,500       4,133        7,678       2,081
Total revenues                                                 472,812     407,895     378,182      376,797     353,506
Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle /(a)/                      23,644      15,178     (36,858)      29,609      14,897
Federal and state income taxes                                   7,042       5,844     (15,487)      10,881       6,600
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                         16,602       9,334     (21,371)      18,728       8,297
Cumulative effect of change in accounting
   principle                                                        --          --          --           --         919
Net income (loss)                                               16,602       9,334     (21,371)      18,728       9,216

Per Share Data
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle - diluted                                  .70         .40        (.92)         .81         .36
Cumulative effect of change in accounting principle                 --          --          --           --         .04
Net income (loss) - basic                                          .71         .40        (.92)         .81         .40
Net income (loss) - diluted                                        .70         .40        (.92)         .81         .40
Regular dividends per share                                        .40         .40         .40          .40         .40

Weighted average number of shares outstanding - basic           23,313      23,226      23,153       23,136      23,105
Weighted average number of shares outstanding - diluted         23,724      23,263      23,176       23,223      23,157
Cash dividends declared                                          9,334       9,282       9,264        9,256       9,244

Balance Sheet Data
Total assets                                                  $635,808    $600,716    $559,530     $572,837    $604,895
Working capital                                                 47,740      52,702      33,551       34,882      38,916
Long-term debt                                                 118,401     116,233      84,321       68,694     109,635
Stockholders' equity                                           346,545     332,192     331,149      361,104     351,046
Stockholders' equity per share at year end                       14.61       14.29       14.29        15.55       15.19

(a) 1995 includes $47.0 million of special charges related to adoption of SFAS 121, the accounting standard for impairment of long-lived assets ($45.0 million) and costs related to a management consolidation within construction
    materials operations ($2.0 million).   Excluding these charges, income from
    continuing operations before income taxes and cumulative effect of change in accounting principle would have been $10.1 million for 1995.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in connection with the consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

     The Company's California market areas continued to show economic improvement during 1997. Construction Materials Division earnings were higher than in 1996, due to increases in earnings from aggregates, ready mixed concrete and asphalt operations. Properties Division earnings were slightly lower than in 1996, due in part to recent sales of income producing property.

     The Company reported net income of $16.6 million, or $0.70 per share, for 1997, compared with net income of $9.3 million, or $0.40 per share, for 1996.

     Net income in 1996 was $9.3 million, or $0.40 per share, compared with net income of $6.3 million, excluding special charges, or $0.27 per share, for 1995. The 1995 results included a non-cash charge of $26.5 million, or $1.14 per share, to adopt the accounting standard for impairment of long-lived assets (SFAS 121), and a charge of $1.2 million, or $0.05 per share, related to a management consolidation within the Company's construction materials operations. Record rainfall and related flooding in the Company's California markets early in the year and a labor strike which affected most of the Los Angeles area construction materials operations had a pronounced negative impact on 1995 results.

CONSOLIDATED REVENUES AND EARNINGS

     Total revenues amounted to $472.8 million, $407.9 million and $378.2 million in 1997, 1996 and 1995, respectively. Included in total revenues are gains from real estate sales of $5.4 million, $5.5 million and $4.1 million in 1997, 1996 and 1995, respectively. Also included is other income of $6.5 million, $3.3 million and $3.7 million in 1997, 1996 and 1995, respectively. The increase in other income in 1997 is due to a $1.1 million settlement of a prior tax claim of a former subsidiary, $1.0 million of interest income from a settlement of a prior year tax audit related to the sale of a landfill operation and a $1.0 million insurance settlement. Net sales and operating revenues, which excludes gains on sale of real estate and other income, of $461.0 million in 1997 were up $61.9 million, or 15.5%, compared with $399.1 million in 1996. The increase was primarily due to higher sales volumes and average selling prices for aggregates, ready mixed concrete and asphalt operations. Net sales and operating revenues were up $28.8 million, or 7.8%, in 1996 compared with 1995. The increase in 1996 resulted from higher sales volumes and average selling prices for aggregates and ready mixed concrete operations. Cost of goods sold as a percentage of net sales and operating revenues was 85.6% in 1997 compared with 87.0% in 1996 and 88.2% in 1995.

     Interest expense increased $1.8 million in 1997 compared with 1996, due to higher levels of average debt outstanding and higher weighted average interest rates. Interest expense increased $3.3 million in 1996 compared with 1995, due primarily to higher levels of average debt outstanding.

     Income before income taxes increased to $23.6 million for 1997 from $15.2 million in 1996. The 1997 increase from 1996 consists mainly of improvements in earnings of the Construction Materials Division of $10.3 million, partially offset by an increase in interest expense of $1.8 million. Income (loss) before income taxes was $15.2 million in 1996, versus ($36.9 million) in 1995. The 1995 amount includes special charges of $47.0 million related to the adoption of SFAS 121 ($45.0 million) and costs related to a management consolidation within the construction materials operations ($2.0 million). Excluding these special charges, income before income taxes was $10.1 million in 1995. The 1996 increase from 1995, excluding the special charges in 1995, consists mainly of improvements in earnings of the construction materials operations and Properties Division of $6.8 million and $3.6 million, respectively.

     Selling, general and administrative expenses increased $7.2 million in 1997 compared with 1996, which in turn increased $1.9 million from the 1995 level. The increase in 1997 was due to higher incentive compensation costs as a result of the improved earnings for 1997 and higher than normal legal and consulting costs.

     The effective tax rate in 1997 was 29.8% compared with 38.5% in 1996 and 42.0% in 1995. The 29.8% rate in 1997 includes a $0.8 million refund received as a settlement of a prior year tax audit related to the sale of a landfill operation. Excluding the refund, the effective rate in 1997 was 33.0%. The 42.0% rate in 1995 is due primarily to the fact that the SFAS 121 charge was tax effected at 41.1%, the combined federal and state statutory rate. Excluding the SFAS 121 charge, the effective tax rate in 1995 was 37.0%.

OPERATING DIVISIONS

     CONSTRUCTION MATERIALS DIVISION

     The Construction Materials Division produces and sells construction aggregates, hot-mix asphalt, and ready mixed concrete for use in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways. The Division operates aggregates processing plants at 33 locations in the major markets of Southern and Central California, Sacramento and the San Francisco Bay area; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. The Division also operates asphalt plants at 33 locations in the same markets as the aggregates processing plants. Of the 33 hot-mix locations, 18 are sites which also have aggregates processing plants and/or ready mixed concrete plants. Ready mixed concrete batch plants are operated at 26 locations in the same markets as the aggregates plants, except for the Los Angeles, Sacramento and San Francisco Bay areas. Of the 26 ready mixed concrete locations, 11 are sites which also have aggregates processing plants.

     As shown in the following table, 1997 aggregates, ready mixed concrete and asphalt sales volumes increased from 1996, due primarily to the economic improvement in the Company's California market areas. The 1996 aggregates and ready mixed concrete sales volumes increased from 1995, due in part because 1995 volumes were depressed by an organized labor strike in the Los Angeles market area.


CONSTRUCTION MATERIALS - SALES VOLUMES

(Volumes in thousands)                       1997     1996     1995
--------------------------------------------------------------------
Aggregates:
     Tons sold to outside customers         19,721   16,986   15,111
     Tons used in ready mixed concrete       3,077    3,094    2,958
     Tons used in asphalt                    5,850    5,052    4,830
                                            ------------------------
                                            28,648   25,132   22,899
                                            ========================
Tons of hot-mix asphalt sold                 8,425    7,340    7,386
                                            ========================
Yards of ready mixed concrete sold           2,540    2,364    2,241
                                            ========================

     Overall division revenue of $440.7 million was up 16.7% from 1996 revenue of $377.5 million, which was up 7.7% from 1995 revenue of $350.5 million. The increase in 1997 revenue was primarily due to higher sales volumes and average selling prices for aggregates, ready mixed concrete and asphalt operations. The increase in 1996 revenue resulted from higher sales volumes and average selling prices for aggregates and ready mixed concrete operations.

     Gross profit for aggregates in 1997 increased $12.5 million due to the combination of 14% higher sales volumes, 5% higher average selling prices, and 2% lower unit production costs . Ready mixed concrete gross profit increased $1.8 million in 1997 due to 7% higher volumes and 3% higher average selling prices, partly offset by 2% higher unit production costs. Asphalt gross profit increased $3.2 million in 1997 due to the combination of 15% higher sales volumes, 1% higher average selling prices and 1% lower unit production costs.

     Gross profit for aggregates in 1996 increased $6.2 million due to the combination of 14% higher sales volumes, 3% higher average selling prices and slightly lower unit production costs. Ready mixed concrete gross profit increased $1.7 million in 1996 due to a 5% increase in unit sales volumes and a 2% increase in average selling prices. Asphalt gross profit declined by $6.0 million in 1996, due to 6% higher unit production costs, of which one-half was the result of increased costs of liquid asphalt and natural gas.

     Selling, general and administrative expenses increased $5.3 million in 1997 from the 1996 level, which in turn had increased $0.5 million from 1995. The increase in 1997 was due to higher incentive compensation costs as a result of improved earnings for 1997 and higher than normal legal and consulting costs . Income from operations increased to $27.4 million in 1997 from $17.1 million in 1996, which had increased from 1995's level of $10.3 million.

PROPERTIES DIVISION

     CalMat's 37,000 acres of fee owned and leased lands are managed and overseen by the Company's Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

     The Company announced in October 1997 that it will emphasize growth of its core construction materials business by selling its industrial and office properties, and by accelerating the sale of approximately 9,600 acres of property not being used in its construction materials business, including prime sites currently available for development. These properties are located in Los Angeles, San Diego, Phoenix and Albuquerque and have a book value of approximately $93 million. The Company expects to sell these assets over the next two years with estimated proceeds of between $150 million and $170 million. The Company will continue to own approximately 18,000 acres, and will sell properties as they are no longer used in the construction materials business.

     Income from operations was $14.4 million in 1997 compared with $14.9 million in 1996. Included in 1997 are gains from real estate sales of $5.4 million versus gains of $5.5 million in 1996. Excluding real estate gains, Properties Division income from operations decreased $0.3 million, due in part to recent sales of income producing property.

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

     During 1997, the Company charged to income $0.1 million before tax for environmental remediation costs and made related payments of $0.3 million. At December 31, 1997, the reserve for environmental remediation costs totaled $5.3 million. The amount reserved represents the estimated undiscounted costs which the Company will incur to remediate sites with known contamination. No potential insurance recoveries have been offset against the reserve. Substantially all amounts accrued are expected to be paid out over the next five years.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Cash and cash equivalents decreased $14.6 million in 1997, mainly due to cash used for business acquisitions. Cash and cash equivalents increased $17.1 million in 1996, mainly due to proceeds received from a private placement of long-term debt in 1996.

     Operating activities are the principal source of the Company's cash flows. Over the past three years, operating activities have provided $112.5 million in cash. Net cash of $31.4 million provided by operating activities in 1997 was $5.8 million less than in 1996. Net cash of $37.2 million provided by operating activities in 1996 was $6.6 million less than in 1995.

     Cash used for investing activities totaled $49.1 million in 1997, a $13.6 million increase from 1996. The primary reasons for this increase were the acquisition of businesses for $23.6 million, partially offset by a decrease in spending on property, plant and equipment of $12.5 million. Cash used for investing activities totaled $35.5 million in 1996, an $18.1 million decrease from 1995. The primary reasons for this decrease were the 1995 acquisition of the remainder of a business previously partially owned for $11.7 million, decreases in installment notes receivable of $11.3 million and decreased spending on property, plant and equipment of $2.6 million, partially offset by a decrease in proceeds from sale of real estate of $7.1 million.

     Net cash used for financing activities was essentially zero in 1997, a $24.0 million decrease from cash provided by financing activities during 1996. Net cash provided by financing activities during 1996 increased $16.4 million from the $7.6 million cash provided by financing activities during 1995. The 1996 amount included $115 million in proceeds from issuance of senior notes, partially offset by $48 million in net payments on notes payable to banks and $35 million in payments on senior notes.

     Capital expenditures decreased in 1997 to $41.8 million from $54.3 million in 1996. Capital expenditures decreased in 1996 to $54.3 million from $57.0 million in 1995. Management believes that cash provided by operations and existing borrowing arrangements will provide adequate funds for current commitments and expected working capital requirements during 1998.

     During 1997, 1996 and 1995, the Company paid $9.3 million each year in cash dividends.

     WORKING CAPITAL

     Working capital totaled $47.7 million at December 31, 1997, a $5.0 million decrease from the 1996 level of $52.7 million. The decrease in working capital was due to a $17.7 million decrease in cash and a $16.0 million increase in accounts payable and accrued liabilities, partially offset by a $22.7 million increase in trade accounts receivable and a $4.9 million increase in income taxes receivable. Working capital totaled $52.7 million at December 31, 1996, a $19.2 million increase from the 1995 level of $33.6 million. The increase was mainly due to an increase of $25.8 million in cash and a decrease of $3.5 million in accounts payable, partially offset by decreases in trade accounts receivable of $9.7 million and installment notes receivable of $6.9 million.

     OTHER

     Total consolidated long-term and short-term borrowings at December 31, 1997 of $118.7 million increased $2.4 million from the balance at December 31, 1996 of $116.3 million, which had in turn increased $31.9 million from the balance at December 31, 1995 of $84.4 million. Debt as a percent of total capitalization was 25.5% and 25.9% at December 31, 1997 and 1996, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The location in this Form 10-K of the Company's Consolidated Financial Statements, Financial Statement Schedule and Selected Quarterly Financial Data are set forth in the "Index" on page 15 hereof.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                    PAGE NUMBER

   Report of Independent Accountants..............................   16

   Consolidated Balance Sheets as of December 31, 1997 and 1996...   17

   Consolidated Statements of Operations for the
   three years ended December 31, 1997, 1996, and 1995............   18

   Consolidated Statements of Cash Flow for the
   three years ended December 31, 1997, 1996, and 1995............   19

   Consolidated Statements of Stockholders' Equity
   for the three years ended December 31, 1997, 1996, and 1995....   20

   Notes to Consolidated Financial Statements.....................   21

   Financial Statement Schedule:

      II - Valuation and Qualifying Accounts and Reserves.........   33


   Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
CalMat Co.
Los Angeles, California

   We have audited the accompanying consolidated balance sheets of CalMat Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the related financial statement schedule as listed in the index on page 15 of this Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalMat Co. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 20, 1998

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                   ______________________
(Amounts in thousands, except share data)              1997        1996
-------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                        $   2,519    $  17,127
  Cash held in trust for section
   1031 exchanges                                      5,547        8,648
  Trade accounts receivable, less
   allowance for discounts and
    doubtful accounts ($5,898 in
     1997 and $5,309 in 1996)                         75,305       52,558
  Income taxes receivable                              6,252        1,395
  Inventories                                         15,466       13,972
  Prepaid expenses                                     4,187        4,335
  Deferred income taxes                                9,536       11,867
  Installment notes receivable                         2,740          337
                                                   ----------------------
    Total current assets                             121,552      110,239
Installment notes receivable and
 other assets                                         34,059       28,602
Costs in excess of net assets of
 businesses acquired, net                             48,719       50,410
Property, plant and equipment:
  Land and deposits                                  193,332      183,516
  Buildings, machinery and equipment                 504,889      495,320
  Construction in progress                            38,447       31,763
                                                   ----------------------
                                                     736,668      710,599
Less: accumulated depreciation and
 depletion                                          (305,190)    (299,134)
                                                   ----------------------
Property, plant and equipment, net                   431,478      411,465
                                                   ----------------------
    Total assets                                   $ 635,808    $ 600,716
                                                   ======================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $  32,257    $  20,208
  Accrued liabilities                                 38,872       34,905
  Notes and bonds payable - current
   portion                                               337          100
  Dividends payable                                    2,346        2,324
                                                   ----------------------
    Total current liabilities                         73,812       57,537
Notes and bonds payable - long-term
 portion                                             118,401      116,233
Other liabilities and deferred
 credits                                              37,701       38,429
Deferred income taxes                                 59,349       56,325
                                                   ----------------------
    Total liabilities                                289,263      268,524
                                                   ----------------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $1;
   authorized 5,000,000 shares;
    none issued or outstanding
  Common stock, par value $1;
   authorized 100,000,000 shares;
     issued and outstanding 23,578,860
     shares in 1997 and 23,240,312
     shares in 1996                                   23,579       23,240
  Additional paid-in capital                          48,374       41,521
  Retained earnings                                  274,592      267,431
                                                   ----------------------
    Total stockholders' equity                       346,545      332,192
        Total liabilities and stockholders'        ----------------------
          equity                                    $635,808     $600,716
                                                   ======================

The accompanying notes are an integral part of these consolidated financial statements.

                          CALMAT CO. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the years ended December 31,
                                                     --------------------------------
(Amounts in thousands, except per share data)         1997       1996        1995
-------------------------------------------------------------------------------------

Revenues:
  Net sales and operating revenues                  $460,973   $399,083    $370,313
  Net gains on sale of real estate                     5,377      5,500       4,133
  Other income                                         6,462      3,312       3,736
                                                    --------   --------    --------
                                                     472,812    407,895     378,182
                                                    --------   --------    --------
Costs and expenses:
  Cost of products sold and operating expenses       394,764    347,163     326,513
  Selling, general and administrative expenses        44,908     37,746      35,847
  Interest expense                                     7,713      5,944       2,675
  Other expenses                                       1,783      1,864       3,005
  Special charges                                         --         --      47,000
                                                    --------   --------    --------
                                                     449,168    392,717     415,040
                                                    --------   --------    --------

Income (loss) before income taxes                     23,644     15,178     (36,858)
Federal and state income taxes                         7,042      5,844     (15,487)
                                                    --------   --------    --------
Net income (loss)                                   $ 16,602   $  9,334    $(21,371)
                                                    ========   ========    ========

Per Share Data
Net income (loss) - basic                           $    .71   $    .40    $   (.92)
                                                    ========   ========    ========

Net income (loss) - diluted                         $    .70   $    .40    $   (.92)
                                                    ========   ========    ========

Cash dividends                                      $    .40   $    .40    $    .40
                                                    ========   ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          For the years ended December 31,
                                                                        -----------------------------------
(Amounts in thousands)                                                      1997        1996        1995
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                         $ 16,602    $  9,334    $(21,371)
Adjustments to reconcile net income (loss) to  cash provided by operating activities:
  Depreciation, cost depletion and amortization                             35,158      31,803      31,181
  Special charges                                                               --          --      47,000
  Net gains from sale of real estate                                        (5,377)     (5,500)     (4,133)
  Net gains on disposal of property, plant and equipment                      (444)       (224)       (422)
  Deferred income taxes                                                      5,355         700     (19,356)
  Changes in operating assets and liabilities
    Trade accounts receivable, net                                         (22,242)      9,716         457
    Inventories, prepaid expenses and other assets                         (12,097)     (8,895)        113
    Accounts payable, accrued liabilities and other liabilities             18,389       3,100       8,850
    Federal and state income taxes                                          (4,091)     (2,798)      2,117
    Other                                                                      145           3        (592)
                                                                          --------------------------------
  Cash provided by operating activities                                     31,398      37,239      43,844
                                                                          --------------------------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                  (41,783)    (54,320)    (56,962)
Proceeds from sale of property, plant and equipment                          1,612         835       1,554
Proceeds from sale of real estate                                           16,709      11,297      18,438
Installment notes receivable                                                (2,008)      6,817      (4,455)
Investment in and advances to affiliates                                        --        (129)       (706)
Businesses  acquired                                                       (23,610)         --     (11,682)
Other                                                                           --          --         250

                                                                          --------------------------------
  Cash used for investing activities                                       (49,080)    (35,500)    (53,563)
                                                                          --------------------------------

FINANCING ACTIVITIES:
Stock options exercised                                                      6,319         991         680
Net borrowings (payments) - bank lines of credit                             6,000     (48,000)     15,750
Principal payments on notes and bonds payable                               (3,178)        (98)        (88)
Retirement of senior notes                                                      --     (35,000)         --
Proceeds from senior notes                                                      --     115,000          --
Payment of cash dividends                                                   (9,306)     (9,285)     (9,260)
Hedge costs and other loan fees, net                                           138         428         498
                                                                          --------------------------------
  Cash provided by (used for) financing activities                             (27)     24,036       7,580
                                                                          --------------------------------
Increase (decrease) in cash                                                (17,709)     25,775      (2,139)
Decrease (increase) in cash held in trust for section 1031 exchanges         3,101      (8,648)         --
                                                                          --------------------------------
  Increase (decrease) in cash and cash equivalents                         (14,608)     17,127      (2,139)
Balance, beginning of period                                                17,127          --       2,139
                                                                          --------------------------------
Balance, end of period                                                    $  2,519    $ 17,127    $     --
                                                                          ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                              $  7,501    $ 6,569     $  2,353
    Income taxes                                                             6,533      7,711        2,129


The accompanying notes are an integral part of these consolidated financial statements.

                          CALMAT CO. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the years ended December 31, 1997, 1996 and 1995
                                        ------------------------------------------------------
                                                   Additional                      Total
                                        Common      Paid-In        Retained      Stockholders'
(Amounts in thousands)                  Stock       Capital        Earnings        Equity
----------------------------------------------------------------------------------------------

Balance, December 31, 1994            $23,139       $39,930        $298,035        $361,104
Net loss for 1995                          --            --         (21,371)        (21,371)
Common stock repurchased                   (1)           (2)            (21)            (24)
Stock options exercised                    44           660              --             704
Cash dividends declared                    --            --          (9,264)         (9,264)
----------------------------------------------------------------------------------------------
Balance, December 31, 1995             23,182        40,588         267,379         331,149
Net income for 1996                        --            --           9,334           9,334
Stock options exercised                    58           933              --             991
Cash dividends declared                    --            --          (9,282)         (9,282)
----------------------------------------------------------------------------------------------
Balance, December 31, 1996             23,240        41,521         267,431         332,192
Net income for 1997                        --            --          16,602          16,602
Common stock repurchased                   (4)           (4)           (107)           (115)
Stock options exercised                   343         6,908              --           7,251
Employee stock purchase plan               --           (51)             --             (51)
Cash dividends declared                    --            --          (9,334)         (9,334)
----------------------------------------------------------------------------------------------
Balance, December 31, 1997            $23,579       $48,374        $274,592        $346,545
----------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

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

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED: Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of such costs was $14.4 million and $12.8 million at December 31, 1997 and 1996, respectively. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, trends and prospects, as well as the effects of demand, competition, and other economic factors. Management believes no impairment has occurred.

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

RECLAMATION COSTS: The estimated costs of reclamation associated with mining activities are accrued during production and are included in determining the cost of production. The reserve for reclamation costs was $14.9 million and $14.6 million at December 31, 1997 and 1996, respectively. Of these balances, the non-current portions of $13.7 million and $13.6 million were included in other liabilities and deferred credits at December 31, 1997 and 1996, respectively.

INCOME TAXES: Income taxes are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are determined by the liability method and arise from differences in bases between tax reporting and financial reporting.

ENVIRONMENTAL: Environmental remediation expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The reserve for environmental remediation costs was $5.3 million and $5.5 million at December 31, 1997 and 1996, respectively. Of these balances, the non-current portion of $4.5 million at both December 31, 1997 and 1996 was included in other liabilities and deferred credits.

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

RECLASSIFICATION: During the fourth quarter of 1997, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the previous standard for computing EPS and makes them comparable to international EPS standards. This statement requires restatement of all prior period EPS data presented.

NOTE 2: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

(Amounts in thousands)                      1997      1996
------------------------------------------------------------
Payroll, vacation and other benefits       $13,928   $11,607
Profit sharing                               5,537     4,248
Other                                       19,407    19,050
                                           -----------------
                                           $38,872   $34,905
                                           =================

NOTE 3:  FEDERAL AND STATE TAXES

Income (loss) before income taxes and the related income tax expense (benefit) for the years ended December 31, are as follows:

(Amounts in thousands)                                 1997      1996       1995
-----------------------------------------------------------------------------------
Income (loss) Before Income Taxes and Cumulative
   Effect of Change in Accounting Principle           $23,644   $15,178   $(36,858)
                                                     =============================
Income Tax Expense (Benefit)                          $ 7,042   $ 5,844   $(15,487)
                                                     =============================

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income tax expense (benefit) consists of the following:

(Amounts in thousands)       1997      1996        1995
--------------------------------------------------------
Federal Income Tax:
Currently payable           $3,862   $  4,672    $  1,376
Deferred                     1,484       (169)    (13,475)
                            -----------------------------
                             5,346      4,503     (12,099)
                            =============================
State Income Tax:
Currently payable            1,029      1,327         532
Deferred                       667         14      (3,920)
                            -----------------------------
                             1,696      1,341      (3,388)
                            -----------------------------
                            $7,042     $5,844    $(15,487)
                            =============================

Deferred tax liabilities (assets) are comprised of the following at December 31:

(Amounts in thousands)                             1997        1996
-----------------------------------------------------------------------

Depreciation                                    $ 36,240    $ 34,162
Real estate exchanges                             29,441      29,104
Purchase accounting basis differences             13,247      13,076
Depletion and other land basis adjustments         3,715       4,952
Other                                              7,594       3,368
                                                --------------------
Gross deferred tax liabilities                    90,237      84,662
                                                --------------------
Postretirement benefits                           (4,587)     (4,592)
Impairment of long-lived assets                  (16,251)    (18,304)
Net operating loss carryforwards                  (2,567)     (2,954)
Reclamation and environmental accruals            (8,266)     (8,261)
Inventory valuation reserves                      (3,114)     (4,079)
Compensation                                      (4,007)     (1,987)
Other                                             (4,198)     (2,981)
                                                --------------------
Gross deferred tax assets                        (42,990)    (43,158)
Valuation allowance                                2,566       2,954
                                                --------------------
                                                $ 49,813    $ 44,458
                                                ====================

A reconciliation of the income tax expense (benefit) to the federal statutory income tax rate is as follows:

(Amounts in thousands)                                    1997      1996       1995
---------------------------------------------------------------------------------------

Income tax expense (benefit) at statutory rates          $8,275    $5,312    $(12,900)
Less effect of:
  Federal tax benefit (expense) of state income tax         543       384      (1,180)
  Percentage depletion                                    1,804     1,593         916
  Goodwill and other amortization                          (462)     (462)       (462)
  Settlement of tax audit                                   762        --          --
  Other                                                     282      (706)        (75)
                                                         -----------------------------
Reported federal income tax expense (benefit)             5,346     4,503     (12,099)
State income tax expense (benefit)                        1,696     1,341      (3,388)
                                                         -----------------------------
                                                         $7,042    $5,844    $(15,487)
                                                         =============================

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At December 31, 1997, the Company had alternative minimum tax credit carryforwards of approximately $2.7 million available to offset regular tax in future years.

  The Company's federal consolidated income tax returns have been examined and settlements have been reached for all years through 1989. The Company believes that adequate provision has been made for possible assessments of additional taxes.

NOTE 4:  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following at December 31:

(Amounts in thousands)             1997       1996
-----------------------------------------------------

Senior notes                     $115,000    $115,000
Notes payable                       2,927           -
Municipal improvement bonds           811       1,333
                                 --------------------
  Total                           118,738     116,333
Less current portion                  337         100
                                 --------------------
  Long-term portion              $118,401    $116,233
                                 ====================

  At December 31, 1997, the Company had a formal committed revolving credit facility with a group of banks totaling $125.0 million which will expire in 1999. The Company pays a facility fee on the committed facility. There were no borrowings outstanding under this credit facility at December 31, 1997.

  The $115.0 million of senior notes outstanding at December 31, 1997 and 1996 were issued pursuant to a note purchase agreement dated December 18, 1996 between the Company and a group of institutional investors. This private placement of senior notes was issued in four tranches at interest rates ranging from 7.19% through 7.66%, with maturities beginning in December 2003 through December 2011.

  The loan agreements contain certain covenants which address the incurrence of additional debt, creation of liens, and maintenance of minimum net worth and financial ratios.

  Maturities of notes and bonds payable during the next five years are as follows: 1998, $0.3 million; 1999, $0.2 million; 2000, $0.2 million; 2001, $0.2 million; and 2002, $2.3 million.

NOTE 5:  STOCK OPTIONS AND STOCK PURCHASE PLANS

  In 1997, the Company had three stock option plans: the 1987 Stock Option Plan, which expired in April 1997, the 1990 Stock Option Plan and the 1993 Stock Option Plan. Under these plans, the Company has authorized the issuance of options up to 1,000,000, 600,000 and 900,000 shares of common stock for the 1987, 1990 and 1993 Plans, respectively, to executives and certain employees as determined by the Stock Option Sub-Committee of the Management Development and Compensation Committee of the Board of Directors. The price of the shares subject to each option is set by the Committee but may not be less than the fair market value of the shares at the date of grant. Options generally become exercisable in four annual installments beginning one year after the date of grant and expire ten years after the date of grant. In 1997 and 1996, 97,213 and 92,484 options expired, respectively. No options expired in 1995. Stock option activity and the weighted average option exercise price for the years 1997, 1996 and 1995 are as follows:

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             1997                       1996                       1995
                                                      Weighted-Average           Weighted-Average           Weighted-Average
(Share amounts in thousands)                  Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at the beginning of the year       2,027            $20.54    1,797            $21.28    1,899            $21.32
Granted                                          443             24.96      549             17.79       69             18.23
Exercised                                       (341)            19.01      (58)            17.05      (45)            15.32
Forfeited and expired                           (152)            25.19     (261)            20.63     (126)            22.23
                                              ------------------------------------------------------------------------------
Outstanding at the end of the year             1,977            $21.43    2,027            $20.54    1,797            $21.28
                                              ==============================================================================
Exercisable at the end of the year             1,071            $21.44    1,229            $22.12    1,288            $22.16
                                              ==============================================================================
Available for future options                      42                        431                        812
                                              ==============================================================================

As of December 31, 1997, the stock options outstanding under the plans had an exercise price between $17.25 and $30.50 and a weighted average remaining contractual life of 6.1 years.

The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $7.23, $3.53 and $4.03 per option, respectively. The fair value of options at date of grant was estimated using the Black Scholes model with the following weighted average assumptions:

                            1997      1996      1995
------------------------------------------------------
Expected life (years)        4.75       3.5       3.5
Interest rate                5.94%     6.31%     5.66%
Volatility                 0.2716    0.1972    0.2561
Dividend yield               1.62%     2.15%     2.32%

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have recorded stock-based compensation expense of $3.2 million ($1.9 million after tax or $0.08 per share) in 1997, $0.9 million ($0.7 million after tax or $0.03 per share) in 1996 and $0.9 million ($0.7 million after tax or $0.03 per share) in 1995.

     In September 1987, the Company declared a dividend distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right will entitle its holder to buy one share of the Company's stock at a price of $90 per share until September 2007. The rights will become exercisable if a person acquires 25.0% or more of the Company's stock or makes an offer, the consummation of which will result in the person's owning 30.0% or more of the Company's stock. In the event the Company is acquired in a merger, each right entitles the holder to purchase common stock of the surviving company having a market value twice the exercise price of the right. The rights may be redeemed by the Company at a price of $.05 per right at any time prior to a person acquiring 25.0% of the Company's common stock.

     Effective July 1, 1997, the Company adopted an Employee Stock Purchase
Plan to provide all employees the opportunity to purchase the Company's common stock at a discount through payroll deduction. The price an employee pays for a share of stock is 85% of the lower of the stock price at the first or at the last business day of a calendar quarter. During 1997, 7,810 shares were purchased by employees enrolled in the Plan.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: EARNINGS PER SHARE

    Basic and diluted earnings per share were computed using the method prescribed by SFAS No. 128, "Earnings Per Share (EPS)." Basic EPS was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator was increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

    In accordance with SFAS No. 128, net income (loss) per common share computations for the years ended December 31, 1997, 1996 and 1995 were as follows (amounts and shares in thousands, except per share data):

                                            For the year ended December 31, 1997
                                           -------------------------------------
                                           Net Income      Shares     Per Share
                                           -------------------------------------
Basic EPS                                     $ 16,602        23,313      $ 0.71
Effect of dilutive securities-options                            411
                                           -------------------------------------
Diluted EPS                                   $ 16,602        23,724      $ 0.70
                                           =====================================

                                            For the year ended December 31, 1996
                                           -------------------------------------
                                            Net Income       Shares    Per Share
                                           -------------------------------------

Basic EPS                                     $  9,334        23,226      $ 0.40
Effect of dilutive securities-options                             37
                                           -------------------------------------
Diluted EPS                                   $  9,334        23,263      $ 0.40
                                           =====================================


                                           For the year ended December 31, 1995
                                           -------------------------------------
                                            Net Income       Shares    Per Share
                                           -------------------------------------

Basic EPS                                     $(21,371)       23,153      $(0.92)
Effect of dilutive securities-options                             23
                                           -------------------------------------
Diluted EPS                                   $(21,371)       23,176      $(0.92)
                                           -------------------------------------



NOTE 7:  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements to manage its interest rate risk. Interest rate swaps allow the Company to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Counter parties to these agreements are high credit quality financial institutions, and nonperformance is considered remote. In the unlikely event that a counter party fails to meet the terms of an agreement, the Company's exposure is limited to the interest rate differential.

    At December 31, 1997 and 1996 the Company had no outstanding interest rate swaps.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its temporary excess cash investments in high-quality, short-term money market instruments through several high credit quality financial institutions. A significant portion of the Company's sales are to customers in the construction industry, and, as such, the Company is directly affected by the well-being of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the creditworthiness of customers. The Company generally obtains lien rights on all major projects. Historically, the Company has not experienced significant losses on trade receivables.

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

  The carrying values of cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 are as follows:

                                                                      1997                           1996
                                                      -----------------------------------------------------------------
(Amounts in thousands)                                     Carrying Amount   Fair Value   Carrying Amount   Fair Value
-----------------------------------------------------------------------------------------------------------------------
Notes receivable                                                  $  3,740     $  3,685          $  2,842     $  2,569
Notes and bonds payable                                            118,738      124,611           116,333      117,333

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

NOTE 8:  RETIREMENT PLANS

  The Company has a trusteed 401(k) and a profit-sharing plan, and a money purchase pension plan to provide funds from which retirement benefits are paid to substantially all salaried employees of the Company and its wholly owned subsidiaries, including officers and directors who are also employees. Annual contributions to these plans made by the Company approximate 15.0% of the aggregate compensation paid or accrued each year to participants in the plan. The Company also has a non-qualified, defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Benefits earned under the SERP are fully vested at age 55 and seven years of service, however, the full amount of accrued benefit will not begin until age 62. The plan is unfunded and had a projected benefit obligation of $2.9 million and $5.3 million at December 31, 1997 and December 31, 1996, respectively. The decrease from 1996 is due to changes in the actuarial assumptions. Pension expense related to the plan was $1.2 million and $1.1 million in 1997 and 1996, respectively. The Company also contributes to various union pension plans, as specified by certain union agreements, and non-union pension plans which cover substantially all hourly employees. Contributions to all retirement plans charged to income totaled $11.1 million in 1997, $9.9 million in 1996 and $7.9 million in 1995.

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

  The following table sets forth the plans' funded status reconciled with the amount included in the caption other liabilities and deferred credits in the Company's balance sheets at December 31:

(Amounts in thousands)                                                       1997      1996      1995
------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
  Retirees                                                                  $ 4,010   $ 5,165   $ 6,224
  Fully eligible active plan participants                                       562       630       675
  Other active plan participants                                              1,480     1,472     1,488
                                                                            ---------------------------
                                                                              6,052     7,267     8,387
Plan assets at fair value                                                        --        --        --
                                                                            ---------------------------
Accumulated Postretirement Benefit Obligation in excess of plan assets        6,052     7,267     8,387
                                                                            ---------------------------
Unrecognized prior service cost                                               1,169     1,348     1,528
Unrecognized net gain                                                         3,621     2,178       628
                                                                            ---------------------------
Accrued postretirement benefit cost at December 31                          $10,842   $10,793   $10,543
                                                                            ===========================


  The net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components:

(Amounts in thousands)                                                      1997      1996      1995
-------------------------------------------------------------------------------------------------------
Service cost - benefits attributed to service during the period              $ 263    $ 290    $ 230
Interest cost on the Accumulated Postretirement Benefit Obligation             507      554      452
Net amortization                                                              (295)    (180)    (293)
                                                                            ---------------------------
Net periodic postretirement benefit cost                                     $ 475    $ 664    $ 389
                                                                            ===========================

  For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 6.0% by 2011 and remain at that level thereafter. The weighted-average discount rate used in determining the Accumulated Postretirement Benefit Obligation was 7.0% in 1997, 7.5% in 1996 and 7.0% in 1995.

  The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Post-retirement Benefit Obligation as of December 31, 1997 by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.

NOTE 9:  SPECIAL CHARGES

  The Company recorded a special charge of $2.0 million in the second quarter of 1995 relating to the consolidation of the Company's construction materials operations. The net after-tax effect of this charge was $1.2 million, or $0.05 per share.

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" during the fourth quarter of 1995. This required accounting change resulted in a pre-tax charge of $45.0 million ($26.5 million after-tax, or $1.14 per share).

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

----------------------------------------------
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

NOTE 10:  COMMITMENTS AND CONTINGENCIES

  The Company had surety bonds and standby letters of credit outstanding totaling approximately $70.5 million at December 31, 1997, which collateralize various insurance and performance obligations.

  The Company has retained certain self-insurance risks with respect to automobile and general liability and certain health care claims.

  The Company has been named by the U.S. Environmental Protection Agency (EPA) as a defendant in a civil action involving one "Superfund" cleanup site. The Company is one of many entities so named. To date, the Company has contributed approximately $300,000 to fund certain interim remedial actions at the site, as part of two partial settlements of this matter (which in part remain subject to court approval). The EPA recently reached a decision as to the Final Remedy to be implemented for the site and currently estimates the total cost for implementation to be shared by all parties to be $289 million. Although the Company's share of any liability is still undetermined, and the ultimate outcome of this action cannot be predicted with certainty, the Company believes that this matter will be resolved without a material adverse effect on either its financial position or results of operations. The Company's belief is based on its position that the wastes attributed to it at the site were not hazardous, its extremely small share of the waste at the site compared to wastes attributable to the other defendants, and its belief that it has recourse to insurance coverage for at least a substantial portion of any resulting liability.

  At two other sites, the Company has been named as a potentially responsible party. With respect to one site, a settlement with the EPA has been entered into, and with respect to the other, the EPA has indicated that it will not pursue a claim against the Company.

  The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on either the Company's results of operations, cash flow or financial position.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11:  BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: Construction Materials and Properties. Operations in the Construction Materials Division include the mining and sale of aggregates (rock, sand and gravel), the manufacture and sale of ready mixed concrete, and the manufacture and sale of hot-mix asphalt. The Construction Materials Division also manufactures GUARDTOP(R), an asphalt surface sealer, and is a distributor of paving reinforcement fabric. These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

  The Construction Materials Division operates aggregates processing plants at 33 locations serving the Los Angeles, San Diego, Bakersfield, Fresno, Ventura, Santa Barbara, Sacramento and San Francisco Bay areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Ready mixed concrete batch plants are operated at 26 locations in these markets except for the Los Angeles, Sacramento and San Francisco Bay areas. Of the 26 ready mixed concrete locations, 11 are sites which also have aggregates processing plants. Asphalt plants are operated at 33 locations in metropolitan Los Angeles, in San Diego, the San Francisco Bay and San Joaquin Valley areas of California; Phoenix and Tucson, Arizona; and Albuquerque, New Mexico. Of the 33 asphalt plant locations, 18 are sites which also have aggregates processing plants and/or ready mixed concrete plants.

  CalMat's 37,000 acres of fee owned and leased lands are managed and overseen by the Company's Properties Division in conjunction with the Resource Management Department of the Construction Materials Division. The Resource Management Department is responsible for the acquisition of all property used in the Company's aggregates operations and for obtaining all necessary land use entitlements for aggregates operations and planning for reclamation of the land once reserves are depleted. The Properties Division is responsible for maximizing the value of property not used in the construction materials business by developing, selling or leasing these properties. Income sources for this Division include rentals, landfill operations and self-storage facilities.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Business segment information for the years ended December 31, is as follows:

(Amounts in thousands)                          1997        1996         1995
--------------------------------------------------------------------------------
Revenues:
Construction Materials                        $440,672    $377,452    $ 350,536
Properties - Operations                         20,301      21,631       19,777
Properties - Real estate gains                   5,377       5,500        4,133
Corporate and other                              6,462       3,312        3,736
                                              ---------------------------------
  Total                                       $472,812    $407,895    $ 378,182
                                              =================================

Income (loss) before income taxes:
Construction Materials                        $ 27,408    $ 17,134    $  10,316
Properties - Operations                          9,077       9,362        7,103
Properties - Real estate gains                   5,377       5,500        4,133
Corporate and unallocated expenses, net        (13,801)    (11,678)     (11,092)
Interest expense                                (7,713)    ( 5,944)      (2,675)
Other income                                     3,296         804        2,357
Special charges                                     --          --      (47,000)
                                              ---------------------------------
  Total                                       $ 23,644    $ 15,178    $ (36,858)
                                              =================================


Identifiable assets (as of December 31):
Construction Materials                        $493,737    $439,148    $ 428,437
Properties                                     106,551     117,360      102,233
Corporate and other                             35,520      44,208       28,860
                                              ---------------------------------
  Total                                       $635,808    $600,716    $ 559,530
                                              =================================

Depreciation, cost depletion and
amortization:

Construction Materials                        $ 31,856    $ 28,272    $  27,552
Properties                                       2,490       2,674        2,729
Corporate and other                                812         857          900
                                              ---------------------------------
  Total                                        $35,158    $ 31,803    $  31,181
                                              =================================


Capital expenditures and business expansion:
Construction Materials                            $59,229   $39,421   $61,108
Properties                                          5,407    14,862     8,365
Corporate and other                                   757        37       295
                                              ---------------------------------
  Total                                           $65,393   $54,320   $69,768
                                              =================================


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

  A substantial portion of the Company's revenues and income before income taxes results from construction materials operations located in Southern California.

                          CALMAT CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:  QUARTERLY OPERATING RESULTS (UNAUDITED)

1997                                                                                 Quarter Ended
------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31     June 30    Sept. 30     Dec. 31      Year
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $90,619     $118,437    $136,343    $127,413    $472,812
Gross profit                                                    10,905       22,012      26,458      18,673      78,048
Net income (loss)                                                 (638)       5,486       9,264       2,490      16,602
Net income (loss) per share - diluted /(a)/                       (.03)         .23         .39         .10         .70

1996                                                                                 Quarter Ended
------------------------------------------------------------------------------------------------------------------------
(Unaudited; Amounts in thousands, except per share data)      March 31     June 30    Sept. 30     Dec. 31      Year
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $82,656     $106,682    $116,560    $101,997    $407,895
Gross profit                                                     9,989       18,543      19,987      12,213      60,732
Net income (loss)                                                 (524)       4,368       5,194         296       9,334
Net income (loss) per share - diluted /(a)/                       (.02)         .19         .22         .01         .40


(a) The sum of the quarterly net income per share amounts may not equal the year because quarterly and annual figures are required to be independently calculated.

                          CALMAT CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------
             Col. A                               Col. B             Col. C          Col. D         Col. E
----------------------------------------------------------------------------------------------------------------
                                                Balance at   Additions  Charged to                  Balance at
                                                Beginning    Costs and    Other                       End of
               Description                      of Period    Expenses    Accounts   Deductions        Period
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997:
Reserves deducted from assets to
   which they apply:
   Allowance for doubtful trade receivables..      $ 4,797     $ 1,524       $ --       $  825(a)      $ 5,496
   Allowance for cash discounts..............          512       3,333         --        3,443(b)          402
   Allowance for doubtful notes receivable...          546         168         --                          714
 Reserves included in liabilities:
   Environmental remediation.................        5,547         120         --          333(c)        5,334
   Reclamation...............................       14,583       1,527         --        1,175(c)       14,935
                                                     -----------------------------------------------------------
     Total...................................      $25,985     $ 6,672       $ --       $5,776         $26,881
                                                   ===========================================================

DECEMBER 31, 1996:
Reserves deducted from assets to
   which they apply:
   Allowance for doubtful trade receivables..      $ 4,176     $ 1,946       $ --       $1,325(a)      $ 4,797
   Allowance for cash discounts..............          394       3,602         --        3,484(b)          512
   Allowance for doubtful notes receivable...        1,219          86         --          759(a)          546
 Reserves included in liabilities:
  Environmental remediation..................        5,388         944         --          785(c)        5,547
  Reclamation................................       11,604       3,186         --          207(c)       14,583
                                                   -----------------------------------------------------------
     Total...................................      $22,781     $ 9,764       $ --       $6,560         $25,985
                                                   ===========================================================


DECEMBER 31, 1995:
Reserves deducted from assets to
   which they apply:
   Allowance for doubtful trade receivables..      $ 3,906     $ 3,368       $ --       $3,098(a)      $ 4,176
   Allowance for cash discounts..............          348       2,790         --        2,744(b)          394
   Allowance for doubtful notes receivable...          938         404         --          123(a)        1,219
 Reserves included in liabilities:
  Environmental remediation..................        3,214       2,343         --          169(c)        5,388
  Reclamation................................        5,019       7,767         --        1,182(c)       11,604
                                                   -----------------------------------------------------------
     Total...................................      $13,425     $16,672       $ --       $7,316         $22,781
                                                   ===========================================================

______________________

Notes:
(a)  Writeoffs of uncollectible accounts, less recoveries.
(b)  Cash discounts allowed.
(c)  Payments made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Except for information as to identification and business experience of executive officers which is set forth in Part I of this report, the information called for by Item 10 is incorporated herein by reference to the information included under the caption "Election of Directors for a Term of One Year" on pages 2 through 9 of the Company's Proxy Statement for the May 1998 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by Item 11 is incorporated herein by reference to the information included under the captions "Employment Agreements," "Summary Compensation," "Option Grants for 1997," "Option Exercises and Year-End Value," and "Pension Plans" on pages 12 through 15 of the Company's Proxy Statement.

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

          (1)  Financial Statements:

          See Index to Consolidated Financial Statements and Financial Statement Schedule on page 15 of this Annual Report on Form 10-K.

          (2)  Financial Statement Schedule:

          See Index to Consolidated Financial Statements and Financial Statement Schedule on page 15 of this Annual Report on Form 10-K.

          (3)  Exhibits:

          The following exhibits are included as part of the Company's 1997 Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The exhibits identified by asterisks are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Stockholders may obtain copies of the exhibits not presented herein upon written request to: Secretary, CalMat Co., 3200 San Fernando Road, Los Angeles, CA 90065.

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

           Exhibit 4.3: Amendment #2, dated as of July 22, 1997, to the Rights Agreement, dated as of September 22, 1987, between CalMat Co., a Delaware corporation, and First Chicago Trust Company of New York, a national banking association, as Rights Agent, filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, is incorporated herein by reference.

           Exhibit 4.4: Form 8-A for Registration of Certain Classes of Securities, dated and filed with the Securities and Exchange Commission on September 30, 1997, is incorporated herein by reference.

           Exhibit 4.5: Amendment #1 to Form 8-A for Registration of Certain Classes of Securities, dated and filed with the Securities and Exchange Commission on September 30, 1997, filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, is incorporated herein by reference.

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

           Exhibit 10.4: Note Purchase Agreement, dated as of December 18, 1996, between CalMat Co. and each of the Purchasers listed therein, filed as Exhibit 10.4 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

           *Exhibit 10.5:  Amended and Restated CalMat Co. Supplemental
                           Executive Retirement Plan, effective February 1, 1996, signed by CalMat Co., filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

           *Exhibit 10.6:  First Amendment dated November 25, 1997 to the
                           Amended and Restated CalMat Co. Supplemental
                           Executive Retirement Plan, effective February 1,
                           1996.

           *Exhibit 10.7:  Restatement of Amended and Restated Employment
                           Agreement originally effective as of July 1, 1984, between the Company and A. Frederick Gerstell, executed on April 13, 1993, filed as Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

           *Exhibit 10.8:  First Amendment to Restatement of Amended and
                           Restated Employment Agreement, dated April 13, 1993, originally effective as of July 1, 1984, between the Company and A. Frederick Gerstell, executed June 6, 1996, filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

           *Exhibit 10.9:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and A. Frederick Gerstell, executed May 15, 1996, filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

           *Exhibit 10.10: Amended and Restated Trust Agreement, dated April 13,
                           1993, by and between CalMat Co. and Wachovia Bank and Trust Company, filed as Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

           *Exhibit 10.11: First Amendment to Amended and Restated Trust
                           Agreement dated April 13, 1993, by and between CalMat Co. and Wachovia Bank and Trust Company, effective August 1, 1996, filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended March 31, 1997, is incorporated herein by reference.

           *Exhibit 10.12: Master Trust Agreement entered into by and between
                           CalMat Co. and Wachovia Bank of North Carolina, N.A., as Trustee, effective July 1, 1996, filed as Exhibit
                           10.2 to the Company's Report on Form 10-Q for the Quarterly Period Ended March 31, 1997, is incorporated herein by reference.

           *Exhibit 10.13: Amended Employment Agreement between the Company and
                           Scott J Wilcott dated January 15, 1990, filed as
                           Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K, is incorporated herein by reference.

           *Exhibit 10.14: Second Amendment to Employment Agreement between the
                           Company and Scott J Wilcott, dated April 8, 1991, filed as Exhibit 10.11 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

           *Exhibit 10.15: Third Amendment to Employment Agreement made effective as of October 30, 1987, between the Company and Scott J Wilcott, executed June 6, 1996, filed as
                           Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

           *Exhibit 10.16: Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Scott J Wilcott, executed May 15, 1996, filed as Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.17:  Amended Employment Agreement between the Company and
                           Paul Stanford dated August 25, 1992, filed as Exhibit
                           10.9 to the Company's 1992 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.18:  Second Amendment to Employment Agreement between the
                           Company and Paul Stanford, dated October 4, 1995, filed as Exhibit 10.13 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.19:  Third Amendment to Employment Agreement made effective as of May 31, 1991, between the Company and Paul Stanford, executed June 6, 1996, filed as
                           Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.20:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Paul Stanford, executed May 15, 1996, filed as Exhibit 10.8 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.21:  Letter Agreement Regarding Employment between the
                           Company and H. James Gallagher, dated August 10, 1993, executed August 12, 1993, filed as Exhibit
                           10.17 to the Company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.22:  Amendment, dated December 15, 1996, to Letter
                           Agreement regarding Employment dated August 10, 1993, between the Company and H. James Gallagher, filed as
                           Exhibit 10.19 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.23:  Agreement between the Company and H. James Gallagher dated December 15, 1996, and executed December 30, 1996, filed as Exhibit 10.20 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.24:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and H. James Gallagher, executed May 15, 1996, filed as Exhibit 10.9 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.25:  Letter Agreement Regarding Employment between the
                           Company and R. Bruce Rieser, dated January 20, 1995, executed February 2, 1995, filed as Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.26:  Amendment, dated December 15, 1996, to Letter
                           Agreement Regarding Employment, dated January 10, 1995, between the Company and R. Bruce Rieser, filed as Exhibit 10.23 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.27:  Agreement between the Company and R. Bruce Rieser, dated December 15, 1996, and executed December 30, 1996, filed as Exhibit 10.24 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.28:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and R. Bruce Rieser, executed May 15, 1996, filed as Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.29:  Supplemental Executive Retirement Plan Agreement,
                           entered into as of February 1, 1996, between the Company and Edward J. Kelly, executed May 15, 1996, filed as Exhibit 10.10 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1996, is incorporated herein by reference.

          *Exhibit 10.30:  Thrift and Profit Sharing Retirement Plan and Money
                           Purchase Pension Plan for Employees of CalMat Co., dated January 1, 1989, filed as Exhibit 10.8 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.31:  Trust Agreement pursuant to the Thrift and Profit
                           Sharing Retirement Plan and the Money Purchase Pension Plan for Employees of CalMat Co., dated October 24, 1989, filed as Exhibit 10.9 to the Company's 1989 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.32:  Second Amended and Restated CalMat Co. Deferred
                           Compensation Plan, effective December 31, 1996, executed December 1, 1996, filed as Exhibit 10.29 to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

          *Exhibit 10.33:  1987 Stock Option Plan for Executive and Key
                           Employees of CalMat Co., as amended, filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (File Number 33-18760) effective December 19, 1987, is incorporated herein by reference.

          *Exhibit 10.34:  1990 Stock Option Plan for Executive and Key
                           Employees of CalMat Co., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File Number 33-43558) effective October 28, 1991, is incorporated herein by reference.

          *Exhibit 10.35:  Amended and Restated 1993 Stock Option Plan for
                           Officers, Directors and Key Employees of CalMat Co., filed as Exhibit "A" to the Company's Definitive Proxy Statement filed with the Commission on March 16, 1994, and mailed to the Company's stockholders on March 17, 1994, is incorporated herein by reference.

          *Exhibit 10.36:  1998 Stock Option Plan for Officers, Directors and
                           Key Employees of CalMat Co., filed as Exhibit "B" to the Company's Definitive Proxy Statement filed with the Commission on or about April 8, 1998, and mailed to the Company's stockholders on or about April 9, 1998, is incorporated herein by reference.

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

           Exhibit 27:     Financial Data Schedule.

     (b)  Reports on Form 8-K:

          There were no Form 8-K reports filed by the Company during the fourth quarter of 1997.

                                   CALMAT CO.
                           PROPERTY OWNED AND LEASED
                            AS OF DECEMBER 31, 1997


                                                                       ACREAGE /(a)/
                                                             --------------------------------
                                                                              JOINT
                                                              OWNED  LEASED  VENTURES  TOTAL
                                                             --------------------------------
CONSTRUCTION MATERIALS /(b)/
   Production and sales property...........................   10,538   7,393           17,931
   Reserve property held for future production/not zoned...    3,979   1,115            5,094
   Fully depleted property.................................       98                       98
   Reserve property held for future production/zoned.......    2,599                    2,599
   Joint ventures, partnerships, partially owned
   subsidiaries............................................                      610      610
                                                             --------------------------------
          Total Construction Materials Division............   17,214   8,508     610   26,332

PROPERTIES:
   Developable.............................................      915              13      928
   Improved property/finished lots.........................       52       3               55
   Improved property/fully developed.......................       53       2               55
   Landfill/permitted......................................      244                      244
   Public storage..........................................       48                       48
   Property leased to others...............................       96       7              103
   Miscellaneous properties /(C)/..........................    8,825                    8,825
                                                              --------------------------------
            Total Properties Division......................   10,233      12      13   10,258

            Total All Divisions............................   27,447   8,520     623   36,590
                                                              ===============================

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

                                   CALMAT CO.
                   SCHEDULE OF ESTIMATED AGGREGATES RESERVES
                            AS OF DECEMBER 31, 1997
                             (AMOUNTS IN MILLIONS)



                                      TONS OWNED  TONS LEASED TOTAL TONS
                                      ----------  ----------- ----------

Aggregates Reserves.................    1,012.0       846.9     1,858.9

                       CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the Registration Statements of CalMat Co. and subsidiaries on Form S-8 (File Numbers 33-18760, 33-43558, 33-56301 and 333-28547) of our report dated February 20, 1998, on our audits of the consolidated financial statements and the financial statement schedule of CalMat Co. and subsidiaries as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, which report is included in this Annual Report on Form 10-K.



COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 23, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CalMat Co.

                                    By: /s/ A. FREDERICK GERSTELL
                                        ----------------------------------
                                              A. Frederick Gerstell
                                            Chairman of the Board and
                                             Chief Executive Officer


March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



SIGNATURE                             CAPACITY                DATE
----------------------------  -----------------------   --------------


/s/  A. FREDERICK GERSTELL                               March 24, 1998
----------------------------  Chairman of the Board
 A. Frederick Gerstell        and Chief Executive
                              Officer

/s/  H. JAMES GALLAGHER
----------------------------
 H. James Gallagher           Chief Financial Officer   March 24, 1998


/s/  BRENT L. STUMME
----------------------------
Brent L. Stumme                Corporate Controller     March 24, 1998


/s/  JOHN C. ARGUE
----------------------------
 John C. Argue                       Director           March 24, 1998


/s/  ARTHUR BROWN
----------------------------         Director           March 24, 1998
Arthur Brown

                                     Director           March 24, 1998
/s/  DENIS R.  BROWN
----------------------------
 Denis R. Brown


SIGNATURE                             CAPACITY                DATE
-----------------------------  -----------------------   --------------


-----------------------------
   Harry M. Conger                    Director


/s/  RAYBURN S. DEZEMBER              Director           March 24, 1998
-----------------------------
Rayburn S. Dezember


/s/   RICHARD A. GRANT, JR.           Director           March 24, 1998
-----------------------------
Richard A. Grant, Jr.


/s/      WILLIAM T. HUSTON            Director           March 24, 1998
-----------------------------
William T. Huston


-----------------------------
 Edward A. Landry                     Director



/s/  THOMAS L. LEE                    Director           March 24, 1998
-----------------------------
 Thomas L. Lee



/s/  THOMAS M. LINDEN
-----------------------------         Director           March 24, 1998
Thomas M. Linden


/s/  GEORGIA R. NELSON
-----------------------------         Director           March 24, 1998
Georgia R. Nelson



/s/  STUART T. PEELER                 Director           March 24, 1998
-----------------------------
Stuart T. Peeler

                               [LOGO OF CALMAT]

                                  CalMat Co.
                            3200 San Fernando Road
                         Los Angeles, California 90065
                                (213) 258-2777