Form 10-Q
period 1998-03-31
CALMAT CO
filed 1998-05-14
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM_____________TO_______________

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

23,792,479 shares of Common Stock were outstanding at April 30, 1998.

                                   CALMAT CO.

                                     INDEX
                                     -----

                                                                                  PAGE


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

          (a)  Consolidated Balance Sheets:
               March 31, 1998 and December 31, 1997                                 3

          (b)  Consolidated Statements of Operations:
               For the Three Months Ended March 31, 1998 and 1997                   4

          (c)  Consolidated Statements of Cash Flow:
               For the Three Months Ended March 31, 1998 and 1997                   5

          (d)  Notes to the Consolidated Financial Statements                       6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  7

PART II - OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                                   10

     Signatures                                                                    11

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                    March 31,           December 31,
                                                                      1998                 1997
                                                               ------------------      -------------
                                                                   (unaudited)
     ASSETS
Current assets:
 Cash and cash equivalents                                           $  1,301            $   2,519
 Cash held in trust for section 1031 exchanges                          5,234                5,547
 Trade accounts receivable, less allowance
   for discounts and doubtful accounts
   ($5,696 in 1998 and $5,898 in 1997)                                 66,016               75,305
 Income taxes receivable                                                4,826                6,252
 Inventories                                                           15,931               15,466
 Prepaid expenses and other                                             3,568                4,187
 Deferred income taxes                                                  9,536                9,536
 Installment notes receivable - current portion                         2,733                2,740
                                                                     --------            ---------
     Total current assets                                             109,145              121,552
Installment notes receivable and other assets                          36,271               34,059
Costs in excess of net assets of businesses acquired, net              48,447               48,719
Property, plant and equipment, at cost:
 Land and deposits                                                    194,487              193,332
 Buildings, machinery and equipment                                   508,783              504,889
 Construction in progress                                              48,500               38,447
                                                                     --------            ---------
                                                                      751,770              736,668
 Less:    Accumulated depreciation and depletion                     (311,606)            (305,190)
                                                                     --------            ---------
          Property, plant and equipment, net                          440,164              431,478
                                                                     --------            ---------
          Total assets                                               $634,027            $ 635,808
                                                                     ========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $ 29,496            $  32,257
 Accrued liabilities                                                   38,103               38,872
 Notes and bonds payable - current portion                                191                  337
 Dividends payable                                                      2,361                2,346
                                                                     --------            ---------
   Total current liabilities                                           70,151               73,812
Notes and bonds payable - long-term portion                           121,356              118,401
Other liabilities and deferred credits                                 37,701               37,701
Deferred income taxes                                                  59,351               59,349
                                                                     --------            ---------
   Total liabilities                                                  288,559              289,263
Stockholders' equity:
 Common stock                                                          23,776               23,579
 Additional paid-in capital                                            52,110               48,374
 Retained earnings                                                    269,582              274,592
                                                                     --------            ---------
   Total stockholders' equity                                         345,468              346,545
                                                                     --------            ---------
   Total liabilities and stockholders' equity                        $634,027            $ 635,808
                                                                     ========            =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, amounts in thousands, except per share data)


                                                               Three months ended
                                                                    March 31,

                                                             1998             1997
                                                           -------          -------
Revenues:
 Net sales and operating revenues                          $93,368          $88,782
 Gains on sales of real estate                                   0              932
 Other income                                                1,383              905
                                                           -------          -------
                                                            94,751           90,619
                                                           -------          -------

Costs and expenses:
 Cost of products sold and operating expenses               85,041           79,714
 Selling, general and administrative expenses               11,454            9,868
 Interest expense                                            1,568            1,927
 Other expense                                                 200              148
                                                           -------          -------
                                                            98,263           91,657
                                                           -------          -------

Loss before taxes                                           (3,512)          (1,038)

Federal and state income taxes                              (1,021)            (400)
                                                           -------          -------

Net loss                                                   $(2,491)         $  (638)
                                                           =======          =======


Weighted-average shares outstanding - basic and diluted     23,679           23,242
                                                           =======          =======

Per share data:

Loss per share - basic and diluted                         $ (0.11)         $ (0.03)
                                                           =======          =======

Cash dividends per share                                   $  0.10          $  0.10
                                                           =======          =======


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)


                                                                          Three months ended
                                                                                March 31,

                                                                            1998        1997
                                                                          --------    --------
OPERATING ACTIVITIES:
 Net loss                                                                 $ (2,491)   $   (638)
 Depreciation, depletion and amortization                                    9,176       8,480
 Other                                                                       3,910     (11,080)
                                                                          --------    --------
   Cash provided by (used for) operating activities                         10,595      (3,238)
                                                                          --------    --------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                 (15,860)     (8,689)
 Proceeds from sale of real estate                                               0       4,215
 Business acquired                                                          (1,045)         --
 Other                                                                         532         229
                                                                          --------    --------
   Cash used for investing activities                                      (16,373)     (4,245)
                                                                          --------    --------

FINANCING ACTIVITIES:
 Net borrowings - bank lines of credit                                       3,000          --
 Principal payments on notes and bonds payable                                (192)        (13)
 Stock options exercised/repurchased                                         3,780          78
 Payment of cash dividends                                                  (2,355)     (2,324)
 Other                                                                          14          56
                                                                          --------    --------
   Cash provided by (used for) financing activities                          4,247      (2,203)
                                                                          --------    --------

Decrease in cash                                                            (1,531)     (9,686)
(Decrease) increase in cash held in trust for section 1031 exchanges          (313)      3,296
                                                                          --------    --------
Decrease in cash and cash equivalents                                       (1,218)    (12,982)
   Balance, beginning of period                                              2,519      17,127
                                                                          --------    --------
   Balance, end of period                                                 $  1,301    $  4,145
                                                                          ========    ========




See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. In the opinion of management, information furnished herein reflects all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.

2. Reclassification: During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share (EPS)", which establishes standards for computing and presenting EPS. This statement simplifies the previous standard for computing EPS and makes them comparable to international EPS standards. This statement requires restatement of all prior period EPS data presented.

3. Basic and diluted earnings per share were computed using the method prescribed by SFAS No. 128. Basic EPS was computed by dividing income available to common shares outstanding during the period by the weighted average common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive additional common shares had been issued. Basic and diluted loss per share are the same for the three months ended March 31, 1998 and 1997 because the computation of diluted loss per share is antidilutive.

4. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement had no impact on reporting by the Company. At the same time, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement does not change the business segment information previously or currently reported by the Company.

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported a net loss of $2.5 million, or $0.11 per share, for the first quarter of 1998 compared with a net loss of $0.6 million, or $0.03 per share, for the prior year's first quarter. Operating results were depressed due to record rainfall in the Company's California markets, resulting in more lost work days in the most recent quarter than in the year earlier quarter and reduced plant efficiencies.

Business segment information for the three months ended March 31, 1998 and 1997 is as follows:

                                       Three Months Ended
                                             March 31,
                                          1998     1997
                                         ------   ------
                                 (unaudited, amounts in thousands)
Revenues:

Construction Materials                  $88,609   $83,891
Properties - Operations                   4,759     4,891
Properties - Real Estate Gains                0       932
Corporate and Other                       1,383       905
                                        -------   -------
                                        $94,751   $90,619
                                        =======   =======

Income (Loss) Before Income Taxes:

Construction Materials                  $  (872)  $   317
Properties - Operations                   1,731     2,333
Properties - Real Estate Gains                0       932
Corporate and Unallocated Expenses, Net  (3,504)   (3,071)
Interest Expense                         (1,568)   (1,927)
Other Income                                701       378
                                        -------   -------
                                        $(3,512)  $(1,038)
                                        =======   =======


Income (loss) before income taxes by segment represents total revenues less direct operating expenses, segment selling, general and administrative expenses and certain allocated corporate general and administrative expenses. Corporate and Unallocated Expenses, Net include corporate administrative expenses and support expenses not allocated to business segments. Other Income includes interest income and other miscellaneous items.

                                  CALMAT CO.


Construction Materials Division
-------------------------------

Sales volumes are shown below:

                                               (Volumes in Thousands)
                                                 Three Months Ended
                                                      March 31,
                                                  1998         1997
                                                 -----        -----
Aggregates:

 Tons sold to outside customers                  3,993        4,144
 Tons used in ready mixed concrete                 735          684
 Tons used in asphalt                              963        1,024
                                                 -----        -----
                                                 5,691        5,852
                                                 =====        =====
Tons of hot-mix asphalt sold                     1,400        1,456
                                                 =====        =====
Yards of ready mixed concrete sold                 598          534
                                                 =====        =====


Revenues in the Construction Materials Division were $88.6 million in the first quarter of 1998, up $4.7 million, or 6% compared with the corresponding 1997 period. The increase was primarily due to 4% higher average selling prices for aggregates and ready mixed concrete operations and 12% higher sales volumes for the ready mixed concrete operations. The Division had a pre-tax loss from operations of $0.9 million in the most recent quarter compared with pre-tax income of $0.3 million in the year earlier quarter. The decline in earnings is largely due to lower profits from aggregates operations as a result of 3% lower sales volumes and 10% higher unit production costs, partly offset by 4% higher average selling prices. The increase in aggregates unit production costs was largely due to inefficiencies caused by handling unusually wet material throughout the current quarter as a result of the record rainfall in the Company's California markets. Despite 4% lower sales volumes and flat average selling prices, earnings from asphalt operations were higher in the current quarter as a result of 3% lower unit production costs. The decrease in asphalt unit production costs is due to lower costs of liquid asphalt. Earnings from ready mixed concrete operations also advanced due to 12% higher sales volumes and 4% higher average selling prices, partly offset by a 3% increase in unit production costs, in turn the result of higher cement costs. Ready mixed concrete volumes were helped by the fact that a much larger percentage of the Company's ready mixed concrete business is in Arizona and New Mexico where weather conditions were less adverse.


Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $4.8 million in the first quarter of 1998, down $0.1 million from revenues of $4.9 million in the corresponding 1997 period. Pre-tax income from operations was $1.7 million in the most recent quarter compared with $3.3 million in the year earlier quarter. The current quarter includes no gains from real estate sales versus gains of $0.9 million in the prior year's period. The prior year's quarter also included $0.2 million of non-recurring income related to the closure of an environmental clean-up project. Excluding real estate gains and non-recurring income, the Properties Division pre-tax income from operations decreased $0.4 million, due in part to recent sales of income producing properties. Also contributing to the decline in earnings were lower profits from the landfill operations, as a result of the record rainfall in the Company's California markets.


Other
-----

Selling, General and Administrative expenses were higher in the current quarter compared with the prior year's quarter, due mainly to non-recurring consulting costs. However, for the full year management expects S.G.&A. expenses to be slightly lower than the 1997 level.

                                  CALMAT CO.



Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $1.3 million at March 31, 1998 compared with $2.5 million at December 31, 1997. Cash provided by operating activities was $10.6 million for the three months ended March 31, 1998. Cash used for investing activities was $16.4 million, including $15.9 million used for the purchase of property, plant, and equipment. Cash provided by financing activities was $4.2 million.

Working capital totaled $39.0 million at March 31, 1998, down from $47.7 million at December 31, 1997. Current ratios were 1.6 at both March 31, 1998 and December 31, 1997.

Total consolidated long-term and short-term borrowings at March 31, 1998 and December 31, 1997 were $121.5 million and $118.7 million, respectively. Debt as a percent of total capitalization was 26.0% and 25.5% at March 31, 1998 and December 31, 1997, respectively.

                                  CALMAT CO.


                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                                                      CALMAT CO.
                                              ----------------------------
                                                (Registrant)



Date:  May 13, 1998                       By:  /s/ H. James Gallagher
                                              ----------------------------
                                              H. James Gallagher
                                              Executive Vice President,
                                              Finance, Chief Financial Officer
                                              and Treasurer


Date:  May 13, 1998                       By:  /s/ Brent L. Stumme
                                              ----------------------------
                                              Brent L. Stumme
                                              Vice President,
                                              Corporate Controller