Form 10-Q
period 1998-06-30
CALMAT CO
filed 1998-07-31
CIK 23533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO ______________

     Commission File Number 1-7035

                                  CALMAT CO.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             95-0645790
------------------------------------------------        ------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


3200 San Fernando Road, Los Angeles, California                  90065
------------------------------------------------        ------------------------
(Address of Principal Executive Offices)                       (ZIP Code)


                                (323) 258-2777
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                      N/A
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


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

23,795,779 shares of Common Stock were outstanding at July 29, 1998.

                                   CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION  PAGE


                                                                                            PAGE

Item 1. - Financial Statements
          (a) Consolidated Balance Sheets:
              June 30, 1998 and December 31, 1997                                               3

          (b) Consolidated Statements of Operations:
              For the Three and Six Months Ended June 30, 1998 and 1997                         4

          (c) Consolidated Statements of Cash Flow:
              For the Six Months Ended June 30, 1998 and 1997                                   5

          (d) Notes to Consolidated Financial Statements                                        6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               7


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                11

     Item 4.  Submission of Matters to a Vote of Security Holders                              11

     Item 6.  Exhibits and Reports on Form 8-K                                                 13

     Signatures                                                                                14

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                                          June 30,          December 31,
                                                                                              1998                  1997
                                                                                       -----------          ------------
ASSETS                                                                                 (unaudited)
Current assets:
 Cash and cash equivalents                                                             $    6,518              $   2,519
 Cash held in trust for section 1031 exchanges                                              9,787                  5,547
 Trade accounts receivable, less allowance for discounts                                   85,265                 75,305
   and doubtful accounts ($6,044 in 1998 and $5,898 in 1997)
 Income taxes receivable                                                                    1,510                  6,252
 Inventories                                                                               18,712                 15,466
 Prepaid expenses and other                                                                 2,771                  4,187
 Deferred income taxes                                                                      9,536                  9,536
 Installment notes receivable - current portion                                               513                  2,740
                                                                                       ----------              ---------
        Total current assets                                                              134,612                121,552
Installment notes receivable and other assets                                              35,380                 34,059
Costs in excess of net assets of businesses acquired, net                                  48,022                 48,719
Property, plant and equipment, at cost:
 Land and deposits                                                                        193,622                193,332
 Buildings, machinery and equipment                                                       503,528                504,889
 Construction in progress                                                                  46,694                 38,447
                                                                                       ----------              ---------
                                                                                          743,844                736,668
 Less:  Accumulated depreciation and depletion                                           (307,291)              (305,190)
                                                                                       ----------              ---------

     Property, plant and equipment, net                                                   436,553                431,478
                                                                                       ----------              ---------
     Total assets                                                                      $  654,567              $ 635,808
                                                                                       ==========              =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $   34,403              $  32,257
 Accrued liabilities                                                                       37,933                 38,872
 Notes and bonds payable - current portion                                                    191                    337
 Dividends payable                                                                          2,380                  2,346
                                                                                       ----------              ---------
     Total current liabilities                                                             74,907                 73,812
Note and bonds payable - long-term portion                                                133,330                118,401
Other liabilities and deferred credits                                                     37,291                 37,701
Deferred income taxes                                                                      59,355                 59,349
                                                                                       ----------              ---------
     Total liabilities                                                                    304,883                289,263
                                                                                       ----------              ---------
Stockholders' equity:
 Common stock                                                                              23,795                 23,579
 Additional paid-in capital                                                                52,458                 48,374
 Retained earnings                                                                        273,431                274,592
                                                                                       ----------              ---------
     Total stockholders' equity                                                           349,684                346,545
                                                                                       ----------              ---------
     Total liabilities and stockholders' equity                                        $  654,567              $ 635,808
                                                                                       ==========              =========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)




                                                       Three months ended         Six months ended
                                                            June 30,                   June 30,
                                                       1998          1997         1998          1997
                                                  ---------     ---------    ---------     ---------
Revenues:
 Net sales and operating revenues                 $ 130,662     $ 115,724    $ 224,030     $ 204,506
 Net gain on sales of real estate                       783           634          783         1,566
 Interest and other revenue                           1,932         2,079        3,315         2,984
                                                  ---------     ---------    ---------     ---------
                                                    133,377       118,437      228,128       209,056
                                                  ---------     ---------    ---------     ---------

Costs and expenses:
 Cost of products sold and operating expenses       108,672        96,425      193,713       176,139
 Selling, general and administrative expenses        11,802        11,168       23,256        21,036
 Interest expense                                     2,394         1,919        3,962         3,846
 Other expense                                          938           312        1,138           460
                                                  ---------     ---------    ---------     ---------
                                                    123,806       109,824      222,069       201,481
                                                  ---------     ---------    ---------     ---------


Income before taxes                                   9,571         8,613        6,059         7,575

Federal and state income taxes                        3,324         3,127        2,303         2,727
                                                  ---------     ---------    ---------     ---------

Net income                                        $   6,247     $   5,486    $   3,756     $   4,848
                                                  =========     =========    =========     =========

Weighted-average shares outstanding - basic         23,798         23,248       23,739        23,245
                                                  ========      =========    =========     =========

Weighted-average shares outstanding - diluted       24,017         23,418       23,999        23,416
                                                  ========      =========    =========     =========

Per share data:

Net income - basic                                $   0.26      $    0.24    $    0.16     $    0.21
                                                  ========      =========    =========     =========

Net income - diluted                              $   0.26      $    0.23    $    0.16     $    0.21
                                                  ========      =========    =========     =========

Cash dividends per share                          $   0.10      $    0.10    $    0.20     $    0.20
                                                  ========      =========    =========     =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)


                                                                              Six months ended
                                                                                  June 30,

                                                                               1998        1997
                                                                           --------    --------
OPERATING ACTIVITIES:
 Net income                                                                $  3,756    $  4,848
 Depreciation, cost depletion and amortization                               18,704      17,267
 Other                                                                      (13,696)    (20,076)
                                                                           --------    --------
   Cash provided by operating activities                                      8,764       2,039
                                                                           --------    --------


INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                  (29,117)    (18,815)
 Proceeds from sale of real estate                                            3,104       6,488
 Proceeds from sale of a business                                            14,363           -
 Businesses acquired                                                         (6,545)          -
 Other                                                                        3,447        (235)
                                                                           --------    --------
   Cash used for investing activities                                       (14,748)    (12,562)
                                                                           --------    --------

FINANCING ACTIVITIES:
 Net borrowings - bank lines of credit                                       15,000           -
 Principal payments on bonds payable                                           (218)        (33)
 Stock options exercised / repurchased                                        4,146         611
 Payment of cash dividends                                                   (4,732)     (4,648)
 Other                                                                           27         112
                                                                           --------    --------
   Cash provided by (used for) financing activities                          14,223      (3,958)
                                                                           --------    --------

 Increase (decrease) in cash                                                  8,239     (14,481)

 Increase (decrease) in cash held in trust for section 1031 exchanges         4,240      (3,339)
                                                                           --------    --------
 Increase (decrease) in cash and cash equivalents                             3,999     (11,142)
   Cash and cash equivalents, beginning of period                             2,519      17,127
                                                                           --------    --------

   Cash and cash equivalents, end of period                                $  6,518    $  5,985
                                                                           ========    ========


See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. In the opinion of management, the interim financial information furnished herein reflects all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.

2. Reclassification: During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share (EPS)", which establishes standards for computing and presenting EPS. This statement simplifies the previous standard for computing EPS and makes it comparable to international EPS standards. This statement requires restatement of all prior period EPS data presented.

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

                                  CALMAT CO.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported net income of $6.2 million, or $0.26 per share, for the second quarter of 1998, compared with $5.5 million, or $0.23 per share, for the prior year's second quarter. The earnings improved despite the adverse impact of rainfall during the current quarter on volume. Rain days ranged from 8 days to 27 days in the Company's various California markets versus no rain days in the prior year's second quarter.

Net income was $3.8 million, or $0.16 per share, for the six months ended June 30, 1998, compared with $4.8 million, or $0.21 per share, for the comparable period in 1997. Operating results were negatively impacted by the record rainfall in the Company's California markets in the entire first half of the year. Rain days ranged from 33 days to 78 days in the Company's various California markets versus 6 days to 15 days in the prior year.

Business segment information for the three and six months ended June 30, 1998 and 1997 is as follows:


                                                Three Months Ended               Six Months Ended
                                                      June 30,                       June 30,
                                                 1998          1997            1998           1997
                                            ---------     ---------       ---------      ---------
                                                       (unaudited, amounts in thousands)
Revenues:

Construction Materials                      $ 125,037     $ 110,532       $ 213,646      $ 194,423
Properties - Operations                         5,625         5,192          10,384         10,083
Properties - Real Estate Gains                    783           634             783          1,566
Corporate and Other                             1,932         2,079           3,315          2,984
                                            ---------     ---------       ---------      ---------
                                            $ 133,377     $ 118,437       $ 228,128      $ 209,056
                                            =========     =========       =========      =========

Income Before Income Taxes:

Construction Materials                      $  12,561     $   9,515       $  11,689      $   9,832
Properties - Operations                         2,333         2,436           4,064          4,769
Properties - Real Estate Gains                    783           634             783          1,566
Corporate and Unallocated Expenses, Net        (3,890)       (3,524)         (7,394)        (6,595)
Interest Expense                               (2,394)       (1,919)         (3,962)        (3,846)
Other Income                                      178         1,471             879          1,849
                                            ---------     ---------       ---------      ---------
                                            $   9,571     $   8,613       $   6,059      $   7,575
                                            =========     =========       =========      =========

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

                                  CALMAT CO.


Construction Materials Division
-------------------------------

Sales volumes are shown below:

Volumes in Thousands                    Three Months Ended       Six Months Ended
--------------------                         June 30,                June 30,
                                          1998        1997         1998       1997
                                       -------     -------      -------    -------
Aggregates:
 Tons sold to outside customers          5,341       5,170        9,334      9,314
 Tons used in ready mixed concrete         920         789        1,655      1,473
 Tons used in asphalt                    1,535       1,472        2,498      2,496
                                       -------     -------      -------    -------
                                         7,796       7,431       13,487     13,283
                                       =======     =======      =======    =======
Tons of hot-mix asphalt sold             2,161       2,026        3,561      3,482
                                       =======     =======      =======    =======
Yards of ready mixed concrete sold         762         660        1,360      1,194
                                       =======     =======      =======    =======

Revenues in the Construction Materials Division were $125.0 million in the second quarter of 1998, up $14.5 million, or 13% compared with the corresponding 1997 period. Revenues were $213.6 million in the first six months of 1998, an increase of $19.2 million, or 10% compared with the same period in 1997. The revenue increase for the current quarter and six-month period was primarily the result of higher sales volumes for aggregates, asphalt and ready mixed concrete operations and higher average selling prices for aggregates, asphalt and ready mixed concrete operations.

The Division's pre-tax income from operations for the quarter increased to $12.6 million from $9.5 million in the year earlier quarter. The improved results reflect higher earnings from our aggregates, asphalt and ready mixed concrete operations. Sales volumes increased 5% for aggregates, 7% for asphalt and 15% for ready mixed concrete. Average selling prices increased 6% for aggregates, 2% for asphalt and 5% for ready mixed concrete. Unit production costs declined 2% for asphalt, primarily due to lower costs for liquid asphalt. Partly offsetting the improvements were 7% higher unit production costs for aggregates, primarily the result of higher repair and maintenance costs, due in part to the Company's program to increase plant efficiencies and productivity. Ready mixed concrete unit production costs were 4% higher, due to higher cement costs.

The Division's pre-tax income from operations for the six months in 1998 increased to $11.7 million from $9.8 million for the same period in 1997. The improved results reflect higher earnings from our asphalt and ready mixed concrete operations. Earnings from asphalt operations were higher because of 2% higher sales volumes, 1% higher average selling prices and 3% lower unit production costs. The decrease in unit production costs is due to lower costs of liquid asphalt. Earnings from ready mixed concrete operations were higher due to 14% higher sales volumes and 4% higher average selling prices, partly offset by 4% higher unit production costs, in turn the result of higher cement costs. Earnings from aggregates operations were lower because of 8% higher unit production costs, partly offset by 2% higher sales volumes and 5% higher average selling prices. The increase in aggregates unit production cost is largely the result of higher plant repair and maintenance costs, due in part to the Company's program to increase plant efficiencies and productivity. Also contributing to the higher costs were inefficiencies caused by handling unusually wet material as a result of the record rainfall in the Company's California markets.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.6 million in the second quarter of 1998, up $0.4 million, or 8% from revenues of $5.2 million in the corresponding 1997 period, and $10.4 million in the first six months of 1998, up $0.3 million or 3% from revenues of $10.1 million in the first six months of 1997. The increase in revenue for the current quarter and six-month period was primarily due to increased revenue from landfill operations.

                                  CALMAT CO.

-------------------

The Properties Division's pre-tax income from operations of $3.1 million was unchanged from the prior year's second quarter. Included in the current quarter are $0.8 million of gains from real estate sales, compared with gains of $0.6 million in the prior year's quarter. Pre-tax income from operations was $4.8 million in the first six months of 1998 compared with $6.3 million in the prior period. Gains from real estate sales of $0.8 million are included in 1998 versus gains of $1.6 million in 1997. The prior year period also included $0.2 million of non-recurring income related to the closure of an environmental clean-up project. Excluding real estate gains and non-recurring income, Properties Division pre-tax income from operations decreased $0.5 million, due in part to recent sales of income producing properties.

Other
-----

Other income in the prior year's quarter and in the first six months of 1997 includes a $1.1 million refund received as settlement of a prior year tax claim of a former subsidiary.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $6.5 million at June 30, 1998 compared with $2.5 million at December 31, 1997. Cash provided by operating activities was $8.8 million for the six months ended June 30, 1998. Cash used for investing activities was $14.8 million, including $29.1 million for the purchase of property, plant and equipment and $6.5 million for business acquisitions, partially offset by proceeds from sale of a business of $14.4 million and
proceeds from sales of real estate of $3.1 million.   Cash provided by financing
activities was $14.2 million, including $14.8 million net increase in debt, and $4.1 million of proceeds from the exercise of stock options, partially offset by cash dividends of $4.7 million.

Working capital totaled $59.7 million at June 30, 1998, a $12.0 million increase from $47.7 million at December 31, 1997. The increase in working capital was due mainly to a $11.6 million increase in trade accounts receivable. Current ratios were 1.8 and 1.6 at June 30, 1998 and December 31, 1997, respectively.

Total consolidated long-term and short-term borrowings at June 30, 1998 and December 31, 1997 were $133.5 million and $118.7 million, respectively. Debt as a percent of total capitalization was 27.6% and 25.5% at June 30, 1998 and December 31, 1997, respectively.

Other Information
-----------------

In May 1998, Mr. George H. Gilmore, Jr., was elected to the position of President and Chief Operating Officer. Prior to joining CalMat, Mr. Gilmore served as President of Moore Document Solutions, a division of Moore Corporation, and President of Moore Business Systems in Lake Forest, Illinois. Prior to his tenure with Moore Corporation, he was President of AM Multigraphics, a division of AM International and President of AM's International Division in Chicago, Illinois.

The Company announced on June 2, 1998 that it sold its construction materials operations in Tucson, Arizona, in a cash transaction. The Company received $14.4 million, which was equal to book value. CalMat has retained its developable real estate in Tucson and, as previously announced, will continue its efforts to sell these assets.

                                  CALMAT CO.

------------------

The Company announced on July 14, 1998 that it has entered into a letter of intent to exchange certain of its assets located in Pleasanton, California, with Hanson, PLC, London, England for cash and certain assets owned by Hanson's Cornerstone C&M, Inc. entity. CalMat's assets subject to the letter of intent include its aggregates reserves, aggregates processing plant, landfill, and recycling operations located in Pleasanton, California. The Cornerstone assets that would be acquired by CalMat include eight aggregates facilities, nine ready mixed concrete plants, seven asphalt plants, two portable ready mixed concrete plants, two portable asphalt plants, eight commercial recycling sites and a construction contracting business. These operations are located in California, Idaho, and Washington. The transaction is subject to the successful negotiation and execution of a definitive agreement between the parties. There is no assurance that a definitive agreement will be reached. The Company filed a Notification and Report Form with the Federal Trade Commission and the Department of Justice as required under the Hart-Scott-Rodino Act/Antitrust Improvements Act of 1976, and the required waiting period has expired. Management does not anticipate making any further announcements concerning this matter until a definitive agreement has been reached or a decision to terminate the discussions has been made. If an agreement is reached, the transaction is unlikely to close until late in 1998.

The Company announced on July 22, 1998 that its wholly-owned subsidiary, Triangle Rock Products, Inc., has purchased the assets of Los Banos Gravel Company, Inc., a privately held company located in Los Banos, California, which produced and sold approximately 500,000 tons of aggregates and 100,000 yards of ready mixed concrete in its most recent year. The assets include land, over 40 million tons of fully permitted aggregates reserves, an aggregates processing plant and four ready mixed concrete plants.

                                  CALMAT CO.

                          Part II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

The Company has received a federal grand jury subpoena requesting information concerning its Fresno, California, asphalt operations and is providing information in response. Also, the Company has been informed that it is a target of an investigation by the U.S. Department of Justice, Antitrust Division, regarding possible violations of antitrust laws at these operations. Based on information available to it at this time, the Company does not anticipate that the outcome of the investigation will have a material effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

The annual meeting of stockholders of the Company was held in Los Angeles, California on May 27, 1998. Items that were submitted to a voting of stockholders included 1) a proposal to elect twelve directors, all of whom were elected, 2) a proposal to ratify the selection of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) as the Company's independent auditors for 1998,
3) a proposal to approve the Employee Stock Purchase Plan and 4) a proposal to approve the 1998 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co. All four proposals were passed and approved.

The results of the voting are detailed below:

   Shares outstanding and entitled to vote: 23,775,479
   Total shares voted: 22,353,892
   % of shares outstanding: 94.021

Items Submitted to a Vote:
--------------------------

1. To elect twelve directors, comprising the entire Board of Directors, to serve during the ensuing year and until their successors are elected or appointed:



   Nominees                                               Broker
   --------                        For       Withheld    Non-Votes
                                ----------   ---------   ---------
   Argue, J.C.                  20,105,791   2,248,101         -0-
     % of votes cast                89.943      10.057
     % of shares outstanding        84.565       9.456

   Brown, A.                    20,102,276   2,251,616         -0-
     % of votes cast                89.927      10.073
     % of shares outstanding        84.550       9.470


                                  CALMAT CO.



Nominees - continued
--------                                                    Broker
                                     For       Withheld    Non-Votes
                                  ----------   ---------   ---------
  Brown, D.R.                     20,133,665   2,220,227         -0-
    % of votes cast                   90.068       9.932
    % of shares outstanding           84.682       9.338

  Conger, H.M.                    20,140,431   2,213,461         -0-
    % of votes cast                   90.098       9.902
    % of shares outstanding           84.711       9.310

  Dezember, R.S.                  20,140,194   2,213,698         -0-
    % of votes cast                   90.097       9.903
    % of shares outstanding           84.710       9.311

  Gerstell, A.F.                  20,121,477   2,232,415         -0-
    % of votes cast                   90.013       9.987
    % of shares outstanding           84.631       9.390

  Grant, R.A.                     20,139,706   2,214,186         -0-
    % of votes cast                   90.095       9.905
    % of shares outstanding           84.708       9.313

  Landry, E.A.                    19,282,406   2,871,486         -0-
    % of votes cast                   86.260      12.846
    % of shares outstanding           81.102      12.078

  Lee, T.L.                       20,109,592   2,244,300         -0-
    % of votes cast                   89.960      10.040
    % of shares outstanding           84.581       9.440

  Linden, T.M.                    20,137,805   2,216,087         -0-
    % of votes cast                   90.086       9.914
    % of shares outstanding           84.700       9.321

  Nelson, G.R.                    20,130,564   2,223,328         -0-
    % of votes cast                   90.054       9.946
    % of shares outstanding           84.669       9.351

  Peeler, S.T.                    20,109,916   2,243,976         -0-
    % of votes cast                   89.962      10.038
    % of shares outstanding           84.583       9.438

                                  CALMAT CO.


2. To ratify the selection of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) as independent auditors for 1998:

                                                                 Broker
                              For        Against     Abstain    Non-Votes
                          ----------     -------    ---------   ---------

                          22,288,268      28,589       37,035         -0-
% of votes cast               99.706        .128         .166
% of shares outstanding       93.745        .120         .156

3.  To approve the Employee Stock Purchase Plan:


                                                                 Broker
                              For        Against     Abstain    Non-Votes
                          ----------     -------    ---------   ---------
                          20,415,238     141,130    1,472,095     325,429
 % of votes cast              92.677        .641        6.683         -
 % of shares outstanding      85.867        .594        6.192        .014

4. To approve the 1998 Stock Option Plan for Officers, Directors and Key Employees of CalMat Co.:

                                                                 Broker
                              For        Against     Abstain    Non-Votes
                          ----------     -------    ---------   ---------
                          19,532,922     818,080    1,677,461     325,429
 % of votes cast              88.671       3.714        7.615         -
 % of shares outstanding      82.156       3.441        7.055       .014

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

 (a) Exhibit 10.1: Employment Agreement between Registrant and George H. Gilmore, Jr., executed May 19, 1998.

     Exhibit 10.2: Letter of Intent with respect to an exchange of assets with Hanson, PLC, from Registrant to Cornerstone C&M, Inc., dated June 11, 1998.

     Exhibit 27:  Financial Data Schedule.

 (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CALMAT CO.
                                    --------------------------------------------
                                            (Registrant)



Date: July 31, 1998                 By: /s/ H. James Gallagher
                                        ----------------------------------------
                                           H. James Gallagher
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and Treasurer


Date: July 31, 1998                 By: /s/ Brent L. Stumme
                                        ----------------------------------------
                                           Brent L. Stumme
                                           Vice President, Controller