Form 10-Q
period 1998-09-30
CALMAT CO
filed 1998-11-13
CIK 23533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________________ TO ____________________

     Commission File Number 1-7035

                                  CALMAT CO.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   95-0645790
--------------------------------------------------    -----------------------
        (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

  3200 San Fernando Road, Los Angeles, California               90065
--------------------------------------------------    -----------------------
       (Address of Principal Executive Offices)              (ZIP Code)

                                (323) 258-2777
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report

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

23,795,779 shares of Common Stock were outstanding at November 3, 1998.

                                  CALMAT CO.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                                         PAGE
     Item 1.   Financial Statements

               (a)  Consolidated Balance Sheets:
                    September 30, 1998 and December 31, 1997                              3

               (b)  Consolidated Statements of Operations:
                    For the Three and Nine Months Ended September 30, 1998 and 1997       4

               (c)  Consolidated Statements of Cash Flow:
                    For the Nine Months Ended September 30, 1998 and 1997                 5

               (d)  Notes to Consolidated Financial Statements                            6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        7

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                          11

     Signatures                                                                          12

                                  CALMAT CO.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                                                     September 30,        December 31,
                                                                              1998                1997
                                                                     -------------        ------------
     ASSETS                                                            (unaudited)
Current assets:
 Cash and cash equivalents                                                $      0           $   2,519
 Cash held in trust for section 1031 exchanges                               3,477               5,547
 Trade accounts receivable, less allowance                                 106,291              75,305
   for discounts and doubtful accounts
   ($5,958 in 1998 and $5,898 in 1997)
 Income taxes receivable                                                         0               6,252
 Inventories                                                                18,800              15,466
 Prepaid expenses                                                            4,980               4,187
 Deferred income taxes                                                       9,536               9,536
 Installment notes receivable - current portion                                219               2,740
                                                                          --------           ---------
     Total current assets                                                  143,303             121,552
Installment notes receivable and other assets, net                          37,217              34,059
Costs in excess of net assets of business acquired, net                     49,994              48,719
Property, plant and equipment, at cost:
 Land and deposits                                                         194,346             193,332
 Buildings, machinery and equipment                                        526,133             504,889
 Construction in progress                                                   48,852              38,447
                                                                          --------           ---------
                                                                           769,331             736,668
 Less:   Accumulated depreciation and depletion                           (316,166)           (305,190)
                                                                          --------           ---------
     Property, plant and equipment, net                                    453,165             431,478
                                                                          --------           ---------
     Total assets                                                         $683,679           $ 635,808
                                                                          ========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $ 41,391           $  32,257
 Accrued liabilities                                                        45,184              38,872
 Notes and bonds payable - current portion                                     196                 337
 Income taxes payable                                                        5,757                   0
 Dividends payable                                                           2,380               2,346
                                                                          --------           ---------
   Total current liabilities                                                94,908              73,812
Notes and bonds payable - long-term portion                                130,256             118,401
Other liabilities and deferred credits                                      35,909              37,701
Deferred income taxes                                                       59,345              59,349
                                                                          --------           ---------
   Total liabilities                                                       320,418             289,263
                                                                          --------           ---------
Stockholders' equity:
 Common stock                                                               23,796              23,579
 Additional paid-in capital                                                 52,440              48,374
 Retained earnings                                                         287,025             274,592
                                                                          --------           ---------
   Total stockholders' equity                                              363,261             346,545
                                                                          --------           ---------
   Total liabilities and stockholders' equity                             $683,679           $ 635,808
                                                                          ========           =========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, amounts in thousands, except per share data)


                                                       Three months ended   Nine months ended
                                                          September 30,        September 30,
                                                         1998      1997      1998      1997
                                                       --------  --------  --------  ---------
Revenues:
 Net sales and operating revenues                      $155,078  $132,074  $379,108  $336,580
 Net gains on sales of real estate                        1,360     2,607     2,143     4,173
 Interest and other revenues                              1,969     1,662     5,284     4,646
                                                       --------  --------  --------  --------
                                                        158,407   136,343   386,535   345,399
                                                       --------  --------  --------  --------

Costs and expenses:
 Cost of products sold and operating expenses           120,854   109,885   314,567   286,024
 Selling, general and administrative expenses            11,611    10,894    34,867    31,930
 Interest expense                                         2,460     1,941     6,422     5,787
 Other expense                                              240       337     1,378       797
                                                       --------  --------  --------  --------
                                                        135,165   123,057   357,234   324,538
                                                       --------  --------  --------  --------

Income before taxes                                      23,242    13,286    29,301    20,861

Federal and state income taxes                            7,266     4,022     9,569     6,749
                                                       --------  --------  --------  --------

Net income                                             $ 15,976  $  9,264  $ 19,732  $ 14,112
                                                       ========  ========  ========  ========

Weighted-average shares outstanding - basic              23,804    23,503    23,761    23,360
                                                       ========  ========  ========  ========

Weighted-average shares outstanding - diluted            23,853    23,566    23,953    23,536
                                                       ========  ========  ========  ========
Per share data:

Net income - basic                                     $   0.67  $   0.39  $   0.83  $   0.60
                                                       ========  ========  ========  ========

Net income - diluted                                   $   0.67  $   0.39  $   0.82  $   0.60
                                                       ========  ========  ========  ========

Cash dividends per share                               $   0.10  $   0.10  $   0.30  $   0.30
                                                       ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, amounts in thousands)

                                                                        Nine months ended
                                                                          September 30,

                                                                          1998       1997
                                                                      --------   --------
OPERATING ACTIVITIES:
 Net income                                                           $ 19,732   $ 14,112
 Depreciation, cost depletion and amortization                          29,115     26,213
 Other                                                                 (20,344)   (25,532)
                                                                      --------   --------
  Cash provided by operating activities                                 28,503     14,793
                                                                      --------   --------



INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                             (43,572)   (28,223)
 Proceeds from sale of real estate                                       4,901     11,272
 Proceeds from sale of a business                                       14,363          -
 Businesses acquired                                                   (21,458)   (23,610)
 Installment notes receivable                                            2,752        398
 Other                                                                   1,153      1,187
                                                                      --------   --------
  Cash used for investing activities                                   (41,861)   (38,976)
                                                                      --------   --------



FINANCING ACTIVITIES:
 Net borrowings - bank lines of credit and notes payable                12,000      9,000
 Principal payments on notes and bonds payable                            (287)    (3,127)
 Stock options exercised / repurchased                                   4,129      2,024
 Payment of cash dividends                                              (7,112)    (6,972)
 Other                                                                      39        167
                                                                      --------   --------
  Cash provided by financing activities                                  8,769      1,092
                                                                      --------   --------

Decrease in cash                                                        (4,589)   (23,091)
Decrease in cash held in trust for section 1031 exchanges               (2,070)    (8,223)
                                                                      --------   --------
Decrease in cash and cash equivalents                                   (2,519)   (14,868)
 Cash and cash equivalents, beginning of period                          2,519     17,127
                                                                      --------   --------

 Cash and cash equivalents, end of period                             $      0   $  2,259
                                                                      ========   ========

See accompanying notes to consolidated financial statements.

                                  CALMAT CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. In the opinion of management, the interim financial information furnished herein reflects all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods. There have been no changes in the significant accounting policies as discussed in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.

2. Reclassification: During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share (EPS)", which establishes standards for computing and presenting EPS. This statement simplified the previous standard for computing EPS and makes it comparable to international EPS standards. This statement required restatement of all prior period EPS data presented.

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

                                  CALMAT CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

The Company reported net income of $16.0 million, or $0.67 per share, for the third quarter of 1998, 72% more than the prior year's third quarter of $9.3 million, or $0.39 per share. Net income was $19.7 million, or $0.82 per share, for the nine months ended September 30, 1998, compared with net income of $14.1 million, or $0.60 per share, for the comparable period in 1997. Construction Materials Division earnings were higher than in 1997, due to increases in earnings from aggregates, asphalt and ready mixed concrete operations.

Business segment information for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                                 1998            1997            1998         1997
                                           ----------       ---------       ---------     --------
                                                         (unaudited, amounts in thousands)
Revenues:

Construction Materials                       $149,301        $126,887        $362,947     $321,310
Properties - Operations                         5,777           5,187          16,161       15,270
Properties - Real Estate Gains                  1,360           2,607           2,143        4,173
Corporate and Other                             1,969           1,662           5,284        4,646
                                             --------        --------        --------     --------
                                             $158,407        $136,343        $386,535     $345,399
                                             ========        ========        ========     ========

Income Before Income Taxes:

Construction Materials                       $ 23,942        $ 12,462        $ 35,631     $ 22,294
Properties - Operations                         2,421           2,229           6,485        6,998
Properties - Real Estate Gains                  1,360           2,607           2,143        4,173
Corporate and Unallocated Expenses, Net        (3,482)         (3,348)        (10,876)      (9,943)
Interest Expense                               (2,460)         (1,941)         (6,422)      (5,787)
Other Income                                    1,461           1,277           2,340        3,126
                                             --------        --------        --------     --------
                                             $ 23,242        $ 13,286        $ 29,301     $ 20,861
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

                                  CALMAT CO.

Construction Materials Division
-------------------------------

Sales volumes are shown below:


Volumes in Thousands   (unaudited)    Three Months Ended   Nine Months Ended
--------------------
                                         September 30,        September 30,
                                         1998    1997         1998      1997
                                        -----   -----        -----     -----
Aggregates:

Tons sold to outside customers          6,245   5,357       15,579    14,671
Tons used in ready mixed concrete         943     832        2,598     2,305
Tons used in asphalt                    2,022   1,807        4,520     4,303
                                        -----   -----       ------    ------
                                        9,210   7,996       22,697    21,279
                                        =====   =====       ======    ======

Tons of hot-mix asphalt sold            2,906   2,585        6,467     6,067
                                        =====   =====       ======    ======

Yards of ready mixed concrete sold        739     667        2,099     1,861
                                        =====   =====       ======    ======

Revenues in the Construction Materials Division were $149.3 million in the third quarter of 1998, up $22.4 million, or 18% compared with the corresponding 1997 period. Revenues were $362.9 million in the first nine months of 1998, an increase of $41.6 million, or 13% compared with the same period in 1997. The revenue increase for the current quarter and nine-month period was due to higher unit sales volumes and higher average selling prices for aggregates, asphalt and ready mixed concrete operations.

The Construction Materials Division's pre-tax income from operations for the quarter increased to $23.9 million from $12.5 million in the year earlier quarter. The improved results reflect higher earnings from aggregates, asphalt and ready mixed concrete operations across all geographic regions. Sales volumes increased 15% for aggregates, 12% for asphalt and 11% for ready mixed concrete. Average selling prices increased 10% for aggregates, 3% for asphalt and 7% for ready mixed concrete. Unit production costs declined 3% for asphalt, due to lower costs for liquid asphalt. Partially offsetting the improvements were 5% higher unit production costs for aggregates, due in part to higher repair and maintenance costs, partly brought about by the Company's program to increase plant efficiencies and productivity. Ready mixed concrete unit production costs were flat despite higher cement costs.

The Construction Materials Division's pre-tax income from operations for the first nine months in 1998 increased to $35.6 from $22.3 million for the same period in 1997. The improved results reflect higher earnings from aggregates, asphalt and ready mixed concrete operations. Sales volumes increased 7% for aggregates and asphalt, and 13% for ready mixed concrete. Average selling prices increased 7% for aggregates, 2% for asphalt and 5% for ready mixed concrete. Unit production costs declined 3% for asphalt, due to lower costs for liquid asphalt. Partially offsetting the improvements were 7% higher unit production costs for aggregates, due in part to higher repair and maintenance costs, partly brought about by the Company's program to increase plant efficiencies and productivity. Ready mixed concrete unit production costs were 2% higher, due to higher cement costs.

                                  CALMAT CO.

Properties Division
-------------------

Revenues in the Properties Division, excluding gains on sales of real estate, were $5.8 million in the third quarter of 1998, up $0.6 million, or 11% from revenues of $5.2 million in the corresponding 1997 period. Revenues were $16.2 million in the first nine months of 1998, up $0.9 million or 6% from revenues of $15.3 million in the first nine months of 1997. The increase in revenue for the current quarter and nine-month period was primarily due to increased revenue from landfill operations.

The Properties Division's pre-tax income from operations was $3.8 million for the third quarter of 1998 compared with $4.8 million in the prior year's third quarter. The current quarter includes $1.4 million of gains from real estate sales, compared with gains of $2.6 million in the prior year's quarter.

The Properties Division's pre-tax income from operations was $8.6 million in the first nine months of 1998 compared with $11.2 million in the prior period.
Gains from real estate sales of $2.1 million are included in 1998 versus gains of $4.2 million in 1997.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were zero at September 30, 1998 compared with $2.5 million at December 31, 1997. Cash provided by operating activities was $28.5 million for the nine months ended September 30, 1998. Cash used for investing activities was $41.9 million, including $43.6 million for the purchase of property, plant, and equipment and $21.5 million for business acquisitions, partially offset by proceeds from sale of a business of $14.4 million and proceeds from the sales of real estate of $4.9 million. Cash provided by financing activities was $8.8 million, including $12.0 million net increase in debt, $4.1 million of proceeds from the exercise of stock options, partially offset by cash dividends of $7.1 million.

Working capital totaled $48.4 million at September 30, 1998, a $0.7 million increase from $47.7 million at December 31, 1997. The current ratios were 1.5 and 1.6 at September 30, 1998 and December 31, 1997, respectively.

Total consolidated long-term and short-term borrowings at September 30, 1998 and December 31, 1997 were $130.4 million and $118.7 million, respectively. Debt as a percent of total capitalization was 26.4% and 25.5%, at September 30, 1998 and December 31, 1997, respectively.

Other Information
-----------------

Year 2000 Compliance
--------------------

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue, also known as the "Y2K" issue has occurred as the result of the use of older computer systems and other equipment with embedded computer chips or processors that use two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.

The Company began researching its key business systems early in 1997 to determine which systems were not Y2K compliant and what actions would be required to make them compliant. An information technology (IT) Year 2000

                                  CALMAT CO.

--------------------------------

project manager was appointed at that time and work was begun to correct identified deficiencies.

In April 1998, a Year 2000 task force was formed to identify and correct non-IT Y2K issues at all of the Company's operating locations and the corporate headquarters. The task force is comprised of key personnel from various functional areas of the Company. In addition to identifying every piece of equipment at every location that could have a potential Y2K problem, the task force also identified key service providers, vendors, suppliers, customers and government entities that are believed to be critical to the Company's operations. Questionnaires were sent to these entities to determine their state of Year 2000 readiness. Alternative providers will be selected to replace those entities that do not appear to be taking appropriate corrective actions. The Company's Year 2000 task force meets every month, and regularly reports its progress to executive management and the Board of Directors.

All of the Company's key business systems are, or will be, Y2K compliant, by December 31, 1998. Other subsystems and systems interfaces will be modified and tested for compliance by June 30, 1999. The hardware and software for all application servers and personal computers will be tested and upgraded or replaced if necessary, by June 30, 1999. An inventory has been conducted of all non-IT equipment located throughout the Company that may have Year 2000 issues, and vendors are currently being contacted to determine Year 2000 compliance. Testing procedures are also being solicited and/or developed. All equipment will be tested, and non-compliant units will be upgraded or replaced by June 30, 1999. Two large business systems that were not Y2K compliant were replaced at a cost of $1.5 million and it is anticipated that a number of personal computers and miscellaneous plant equipment will also need to be upgraded or replaced, but the cost is not material. Some outside programming consultants are also assisting in the modifications to in-house developed subsystems and interfaces, but these costs are also not material.

The failure to correct Year 2000 problems could result in an interruption or failure of certain business activities or operations. These failures could materially and adversely affect the Company's financial results. Because of the far reaching impact of the Year 2000 issue and the uncertainty of the action being taken by third-party suppliers and customers, the Company is unable to determine at this time if any Year 2000 failures will have a material impact on the Company's operations and financial results. However, the Company believes that the actions it is taking will greatly reduce the probability of significant disruption of business operations. Nevertheless, the Company is assessing the need for formal contingency plans, based on the progress of Year 2000 efforts by the Company and third parties.

The information concerning the Company's Year 2000 compliance effort includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, the availability of resources, the ability of the Company to discover and correct the potential Year 2000 sensitive problems that could have a serious impact on specific facilities, and the ability of suppliers and customers to bring their systems into Year 2000 compliance. Any estimates and projections described have been developed by the management of the Company and are based on the Company's best judgments together with the information that is available to date.

                                  CALMAT CO.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 (a) Exhibit 10.1: Employment Agreement between Registrant and Edward J. Kelly, executed October 30, 1998, and effective as of September 22, 1998.

     Exhibit 10.2: Credit Agreement dated as of September 4, 1998, among CalMat Co., Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Hereto.

     Exhibit 27: Financial Data Schedule.

 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  CALMAT CO.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   CALMAT CO.
                                         ----------------------------------
                                                  (Registrant)



Date: November 9, 1998                   By:/s/ H. James Gallagher
                                            -----------------------------------
                                            H. James Gallagher
                                            Executive Vice President, Finance,
                                            Chief Financial Officer and
                                            Treasurer




Date: November 9, 1998
                                         By:/s/ Brent L. Stumme
                                            -----------------------------------
                                            Brent L. Stumme
                                            Vice President, Corporate Controller